Form 10-Q
period 1996-06-30
HALLWOOD REALTY PARTNERS L P
filed 1996-07-30
CIK 865439

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


     MARK ONE
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10643

                             _____________________


                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                            _______________________


                   DELAWARE                                  75-2313955
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                 Identification Number)


                 3710 RAWLINS
                  SUITE 1500
                DALLAS, TEXAS                                75219-4298
   (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (214) 528-5588


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                YES [X]   NO [ ]


        THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS REPRESENTING OWNERSHIP OF LIMITED PARTNER INTERESTS.

         NUMBER OF UNITS OUTSTANDING AT JULY 22, 1996: 1,673,005 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                               TABLE OF CONTENTS




ITEM      PART I - FINANCIAL INFORMATION                                  PAGE
- ----      ------------------------------                                  ----

  1       Financial Statements:

               Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995                                        3

               Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 1996 and 1995            4

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1995                      5

               Notes to Consolidated Financial Statements                   6


  2       Results of Operations and Management's Discussion
          and Analysis of Financial Condition                               7



          PART II - OTHER INFORMATION
          ---------------------------

  1-6     Other Information                                                10

          Signatures                                                       11

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                     JUNE 30,      December 31,
                                                       1996            1995
                                                    -----------    -----------
                                                    (UNAUDITED)
ASSETS
- ------

Real estate:
   Land                                               $  56,820      $  56,461
   Buildings and improvements                           258,596        257,706
   Tenant improvements                                   16,891         16,311
                                                      ---------      ---------
                                                        332,307        330,478
   Accumulated depreciation and amortization           (144,001)      (138,212)
                                                      ---------      ---------
      Real estate, net                                  188,306        192,266

Cash and cash equivalents                                 9,197         14,302
Accounts receivable                                         586          1,080
Prepaid lease commissions, net                            5,089          4,518
Lease concessions                                         2,165          2,498
Loan reserves and escrows                                 5,886          4,966
Loan costs, net                                           3,742          3,905
Other assets, net                                           689          1,824
                                                      ---------      ---------

      Total assets                                    $ 215,660      $ 225,359
                                                      =========      =========



LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Liabilities:
   Mortgages payable                                  $ 173,368      $ 175,587
   Accounts payable and accrued expenses                  4,451          4,475
   Prepaid rent and security deposits                     2,016          2,685
   Litigation costs payable                                 545            695
                                                      ---------      ---------

      Total liabilities                                 180,380        183,442
                                                      ---------      ---------


Partners' capital:
   Limited partners -1,673,005 and 1,747,765
      units outstanding, respectively                    34,927         41,498
   General partner                                          353            419
                                                      ---------      ---------

      Total partners' capital                            35,280         41,917
                                                      ---------      ---------

      Total liabilities and partners' capital         $ 215,660      $ 225,359
                                                      =========      =========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)



                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                        JUNE 30,                    JUNE 30,
                                  --------------------        -------------------
                                     1996       1995             1996      1995
                                     ----       ----             ----      ----
REVENUES:
  Property operations             $ 12,036    $ 12,183        $ 24,228   $ 24,887
  Interest                             222         113             462        218
                                  --------    --------        --------   --------
     Total revenues                 12,258      12,296          24,690     25,105
                                  --------    --------        --------   --------

EXPENSES:
  Property operations                6,123       5,901          12,424     11,717
  Interest                           3,513       4,010           7,045      8,039
  Depreciation and amortization      4,263       4,360           8,549      8,728
  General and administrative           683         679           1,516      1,460
                                  --------    --------        --------   --------
     Total expenses                 14,582      14,950          29,534     29,944
                                  --------    --------        --------   --------

NET LOSS                          $ (2,324)   $ (2,654)      $  (4,844)  $ (4,839)
                                  ========    ========        ========   ========


ALLOCATION OF NET LOSS:

  Limited partners                $ (2,300)   $ (2,628)       $ (4,795)  $ (4,791)
  General partner                      (24)        (26)            (49)       (48)
                                  --------    --------        --------   --------
    Total                         $ (2,324)   $ (2,654)       $ (4,844)  $ (4,839)
                                  ========    ========        ========   ========


NET LOSS PER UNIT                 $ ( 1.35)   $  (1.50)      $  ( 2.78)  $  (2.75)
                                  ========    ========        ========   ========


WEIGHTED AVERAGE UNITS
OUTSTANDING                          1,699       1,748           1,724      1,742
                                  ========    ========        ========   ========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            ------------------------
                                                               1996           1995
                                                               ----           ----
OPERATING ACTIVITIES:
  Net loss                                                  $  (4,844)     $ (4,839)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
     Depreciation and amortization                              8,549         8,728
     Amortization of contingent debt forgiveness                 (670)          -
     Lease concessions                                            333           351
     Changes in assets and liabilities:
         Receivables                                              494          (336)
         Prepaid lease commissions, net                          (571)         (666)
         Other assets                                             390         1,010
         Litigation costs payable                                (150)       (1,300)
         Other liabilities                                       (693)        1,136
                                                            ---------      --------
            Net cash provided by operating activities           2,838         4,084
                                                            ---------      --------

INVESTING ACTIVITIES:
  Property and tenant improvements                             (2,890)       (2,297)
  Property acquisition                                         (1,699)          -
  Mortgage receivable principal payments                           42            38
                                                            ---------      --------
            Net cash used for investing activities             (4,547)       (2,259)
                                                            ---------      --------

FINANCING ACTIVITIES:
  Mortgage principal payments                                  (1,549)       (1,263)
  Loan fees                                                       (54)          (14)
  Purchase of Units                                            (1,793)           -
  Sale of Units to General Partner                                -             360
  Purchase of fractional Units                                    -            (176)
                                                            ---------      --------
            Net cash used for financing activities             (3,396)       (1,093)
                                                            ---------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (5,105)          732
BEGINNING CASH AND CASH EQUIVALENTS                            14,302         7,786
                                                            ---------      --------
ENDING CASH AND CASH EQUIVALENTS                            $   9,197      $  8,518
                                                            =========      ========




       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Interest paid in cash during the period                     $   7,763      $  8,069
                                                            =========      ========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



1  ORGANIZATION AND ACCOUNTING POLICIES

   Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office, industrial real estate and other real estate related assets. Units of limited partners' interest in the Partnership ("Units") are traded on the American Stock Exchange.

   Hallwood Realty Corporation ("HRC" or "General Partner"), a Delaware corporation and wholly owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is responsible for asset management of the Partnership and its Properties. Hallwood Commercial Real Estate, Inc. ("HCRE"), formerly named Hallwood Management Company, another wholly-owned subsidiary of Hallwood, provides property management services to the Partnership's Properties.

   The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to the prior period amounts to conform to the classifications used in the current period. The reclassifications had no effect on the previously reported net loss.


2  TRANSACTIONS WITH RELATED PARTIES

   HRC and HCRE are compensated for services provided to HRP and its Properties. The following table sets forth such compensation and reimbursements of costs paid by HRP for the periods presented (in thousands):

                                       ENTITY     THREE MONTHS          SIX MONTHS
                                       PAID OR        ENDED               ENDED
                                     REIMBURSED      JUNE 30,            JUNE 30,
                                     ----------   -------------    -----------------
                                                   1996    1995       1996      1995
                                                   ----    ----       ----      ----
   Asset management fees                 HRC      $ 114   $ 110    $   225   $   218
   Property management fees             HCRE        370     357        723       729
   Lease commissions                    HCRE        384     529        784       726
   Construction fees                    HCRE        110     110        154       144
   Acquisition fee                       HRC         -       -          17        -
   Reimbursements of costs (a)           HRC        536     479      1,121     1,001


         (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement, at cost, for salaries, employee and director insurance and certain overhead. HRP pays the balance of its account with HRC monthly.


3  PARTNERS' CAPITAL

   In May 1996, HRP purchased, in a private transaction, 74,760 limited partner Units for $1,776,000. In addition, the General Partner's capital account was adjusted by $17,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement. Accordingly, HRP's outstanding Units decreased from 1,747,765 Units to 1,673,005 Units.

                         HALLWOOD REALTY PARTNER'S, L.P.

   The following table illustrates the changes to Partners' Capital for the six months ended June 30, 1996 (in thousands except Unit amounts):

                                                                                Limited
                                                                                Partner
                                            General    Limited                   Units
                                            Partner    Partners      Total     Outstanding
                                            -------    --------    ---------   -----------
Partners' Capital, January 1, 1996          $ 419      $ 41,498    $ 41,917     1,747,765
Purchase and retirement of Units              (17)       (1,776)     (1,793)      (74,760)

Net loss for the first six months of 1996     (49)       (4,795)     (4,844)         -
                                            -----      --------    --------     ---------
Partners' Capital, June 30, 1996            $ 353      $ 34,927    $ 35,280     1,673,005
                                            =====      ========    ========     =========



ITEM 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

REVENUE FROM PROPERTY OPERATIONS decreased $147,000, or 1.2%, for the second quarter of 1996, as compared to the 1995 second quarter. The following table illustrates the components of the change, in thousands:

          Rental income, net                         $ (132)
          Expense recoveries                            (68)
          Other property income                          53
                                                     ------
             Net decrease                            $ (147)
                                                     =======

Overall rental occupancies and rates remained fairly consistent with the prior period. The decrease in rental income is primarily due to a reduction in rental rates at First Maryland Building, partially offset by a rise in occupancy at Executive Park and the addition of the Joy Road property in February 1996.

INTEREST increased $109,000 as a result of an increase in HRP's average cash position between periods and therefore increased available funds for investment.

PROPERTY OPERATING EXPENSES increased $222,000, or 3.8%, for the second quarter of 1996, as compared to the same period in 1995, primarily due to higher utility costs and leasing commission amortization, partially offset by one-time costs for certain professional fees incurred in the 1995 period. The following table illustrates the components of the change, in thousands:

          Administrative costs                         $ (78)
          Management fees                                 17
          Marketing and leasing                           51
          Utilities                                      143
          Janitorial and other services                   26
          Repairs and maintenance                         40
          Real estate taxes                               30
          Insurance                                       (7)
                                                       -----
               Net increase                            $ 222
                                                       =====

                         HALLWOOD REALTY PARTNER'S L.P.

INTEREST EXPENSE decreased $497,000 due to $333,000 of amortization of First Maryland's debt forgiveness in the 1996 period, a reduction in loan cost amortization of $39,000, lower litigation cost interest of $67,000, and $58,000 of other net decreases in interest costs. In October 1995, HRP began amortizing $9,250,000 of debt forgiveness associated with the First Maryland Building against the carrying value of the debt over the life of the loan.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $97,000 primarily due to reduced building improvement depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES remained consistent between the periods, increasing $4,000.


FIRST SIX MONTHS OF 1996 COMPARED TO FIRST SIX MONTHS OF 1995

REVENUE FROM PROPERTY OPERATIONS decreased $659,000, or 2.6%, during the first six months of 1996, as compared to the first six months of 1995. The following table illustrates the components of the change, in thousands:

          Rental income, net                          $ 176
          Expense recoveries                           (815)
          Other property income                         (20)
                                                      ------
             Net decrease                             $(659)
                                                      ======

Overall rental occupancies and rates remained fairly consistent with the prior period. The increase in rental income is primarily due to a rise in occupancy at Executive Park and the addition of the Joy Road property in February 1996, partially offset by a reduction in rental rates at First Maryland Building. During the first quarter of 1995, expense recoveries were abnormally high due to adjustments made to the amount of real estate tax recoveries from tenants in the state of Michigan for the two years prior to 1995. Accordingly, expense recoveries for the 1996 period decreased from the prior year period.

INTEREST increased $244,000 as a result of an increase in HRP's average cash position between periods and therefore increased available funds for investment.

PROPERTY OPERATING EXPENSES increased $707,000, or 6.0%, for the first six months of 1996, as compared to the same period in 1995, primarily due to higher utility costs, leasing commission amortization and repairs to heating and air duct systems, partially offset by one-time costs for certain professional fees incurred in the 1995 period. The following table illustrates the components of the change, in thousands:

          Administrative costs                         $ (77)
          Management fees                                  1
          Marketing and leasing                          150
          Utilities                                      289
          Janitorial and other services                   82
          Repairs and maintenance                        202
          Real estate taxes                               51
          Insurance                                        9
                                                       -----
               Net increase                            $ 707
                                                       =====


INTEREST EXPENSE decreased $994,000 due to $670,000 of amortization of First Maryland's debt forgiveness in the 1996 period, a reduction in loan cost amortization of $85,000, lower litigation cost interest of $144,000, and $95,000 of other net decreases in interest costs. In October 1995, HRP began amortizing $9,250,000 of debt forgiveness associated with the First Maryland Building against the carrying value of the debt over the life of the loan.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $179,000 primarily due to reduced building improvement depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES increased $56,000 in the first six months of 1996, as compared to the corresponding period of 1995, primarily due to increased personnel costs and business/franchise taxes.

                         HALLWOOD REALTY PARTNER'S L.P.



LIQUIDITY AND CAPITAL RESOURCES


HRP is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office, industrial real estate and other real estate related assets. While it is the General Partner's primary intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, HRC also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.
At this time, there are no plans to dispose of any of HRP's real estate properties.

As of June 30, 1996, HRP owned twelve properties (the "Properties), of which seven are office building properties and five are industrial park properties containing approximately 2,609,000 and 2,563,000 net rentable square feet, respectively. The Properties are located in six states. The Partnership seeks to maximize the value of the Properties by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by reducing operating expenses where possible.

Substantially all of the buildings in eleven of HRP's twelve Properties were encumbered by non-recourse mortgages as of June 30, 1996. Based upon loan maturities currently in effect, in the aggregate, HRP is required to pay about $1,240,000 of principal payments and $30,228,000 of balloon mortgage payments for the remainder of 1996. The balloon mortgage payment has been extended to September 1, 1996 from June 16, 1996 and is secured by a first position in Executive Park. The Partnership is in negotiations with the existing lender and anticipates that the loan will be refinanced, however no assurances can be given that the refinancing will be completed.

As of June 30, 1996, HRP had cash and cash equivalents of $9,197,000 as compared to a balance of $14,302,000 as of December 31, 1995. Therefore, HRP's cash position decreased $5,105,000 during the first six months of 1996. The sources of cash during the period were $2,838,000 of cash provided by operating activities and $42,000 of payments from a mortgage receivable. Uses of cash during the period were $2,890,000 of property and tenant improvements, $1,699,000 to purchase the Joy Road property in February 1996, $1,549,000 of mortgage principal payments, $1,793,000 to purchase 74,760 limited partner Units in a private transaction, and $54,000 of loan fees.

In May 1996, HRP purchased, in a private transaction, 74,760 limited partner Units for $1,776,000. In addition, the General Partner's capital account was adjusted by $17,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement. Accordingly, HRP's outstanding Units decreased from 1,747,765 Units to 1,673,005 Units.

During 1996, HRP anticipates increased leasing commissions and tenant improvement costs over the levels incurred in the past few years due to expected vacancies from expiring leases. Management anticipates that these capital expenditures will be funded with cash on hand.

For the foreseeable future, the Partnership anticipates that mortgage and note principal payments (excluding balloon mortgage payments), tenant improvements and capital expenditures will be funded by net cash from operations. The primary sources of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing, or refinancing of its Properties.

Each quarter HRC, as General Partner, reviews the Partnership's capacity to make cash distributions. No such cash distributions are anticipated for the immediate future.

                         HALLWOOD REALTY PARTNERS, L.P.



                          PART II - OTHER INFORMATION

Item
- ----

1         Legal Proceedings                                           None.
          -----------------

2         Changes in Securities                                       None.
          ---------------------

3         Defaults upon Senior Securities                             None.
          -------------------------------

4         Submission of Matters to a Vote of Security Holders         None.
          ---------------------------------------------------

5         Other Information                                           None.
          -----------------

6         Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              (I)  27 - Financial Data Schedule                       Page 12

          (b) Reports on Form 8-K                                     None.

                         HALLWOOD REALTY PARTNERS, L.P.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report of Form 10-Q for the quarter ended June 30, 1996 has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                        HALLWOOD REALTY PARTNERS, L.P.
                                        ---------------------------------------
                                               (Registrant)


                                        By: HALLWOOD REALTY
                                            General Partner



Date: July 29,1996                      By: WILLIAM L. GUZZETTI
      ------------                          -----------------------------------
                                            William L. Guzzetti
                                            President
                                            (Chief Operating Officer)


Date: July 29, 1996                     By: JEFFREY D. GENT
      ------------                          -----------------------------------
                                            Jeffrey D. Gent
                                            Vice President - Finance
                                            (Principal Financial and
                                            Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27(a)       -  Financial Data Schedule

  27(b)       -  Reports on Form 8-K