Form 10-Q
period 1996-09-30
HALLWOOD REALTY PARTNERS L P
filed 1996-11-13
CIK 865439

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q


   MARK ONE

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10643

                                   ---------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                                   ---------

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

                                YES  X   NO
                                   -----    -----

     THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS REPRESENTING OWNERSHIP OF LIMITED PARTNER INTERESTS.

       NUMBER OF UNITS OUTSTANDING AT NOVEMBER 8, 1996: 1,672,556 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                               TABLE OF CONTENTS




ITEM     PART I - FINANCIAL INFORMATION                                     PAGE
----     ------------------------------                                     ----
  1      Financial Statements:

              Consolidated Balance Sheets as of September 30, 1996
              and December 31, 1995                                          3

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 1996 and 1995        4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1996 and 1995                  5

              Notes to Consolidated Financial Statements                     6


  2      Results of Operations and Management's Discussion
         and Analysis of Financial Condition                                 8



         PART II - OTHER INFORMATION
         ---------------------------

  1-6    Other Information                                                   11

         Signatures                                                          12

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                              SEPTEMBER 30,      December 31,
                                                                  1996               1995
                                                              -------------      ------------
                                                               (UNAUDITED)
ASSETS
------

Real estate:
   Land                                                        $    56,820        $   56,461
   Buildings and improvements                                      257,794           257,706
   Tenant improvements                                              18,214            16,311
                                                               -----------        ----------
                                                                   332,828           330,478
   Accumulated depreciation and amortization                      (146,908)         (138,212)
                                                               -----------        ----------
      Real estate, net                                             185,920           192,266

Cash and cash equivalents                                            6,920            14,302
Accounts receivable                                                  2,099             1,080
Prepaid lease commissions, net                                       6,646             4,518
Lease concessions                                                    2,190             2,498
Loan reserves and escrows                                            6,194             4,966
Loan costs, net                                                      3,683             3,905
Prepaid expenses and other assets, net                               1,431             1,824
                                                               -----------        ----------

      Total assets                                             $   215,083        $  225,359
                                                               ===========        ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
   Mortgages payable                                           $   161,355        $  166,675
   Unamortized mortgage payable forgiveness                         10,911             8,912
   Accounts payable and accrued expenses                             6,387             5,170
   Prepaid rent and security deposits                                3,266             2,685
                                                               -----------        ----------

      Total liabilities                                            181,919           183,442
                                                               -----------        ----------


Partners' capital:
   Limited partners - 1,672,556 and 1,747,765
      units outstanding, respectively                               32,832            41,498
   General partner                                                     332               419
                                                               -----------        ----------

      Total partners' capital                                       33,164            41,917
                                                               -----------        ----------

      Total liabilities and partners' capital                  $   215,083        $  225,359
                                                               ===========        ==========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -------------- ----------        -----------------------
                                                        1996            1995              1996          1995
                                                      --------       ----------        ---------      --------
REVENUES:
   Property operations                                $ 12,095       $   12,727        $  36,323      $ 37,614
   Interest                                                182              110              644           328
                                                      --------       ----------        ---------      --------
      Total revenues                                    12,277           12,837           36,967        37,942
                                                      --------       ----------        ---------      --------

EXPENSES:
   Property operations                                   6,148            6,090           18,572        17,807
   Interest                                              3,195            3,978           10,240        12,017
   Depreciation and amortization                         4,269            4,401           12,818        13,129
   General and administrative                              768              641            2,284         2,101
                                                      --------       ----------        ---------      --------
      Total expenses                                    14,380           15,110           43,914        45,054
                                                      --------       ----------        ---------      --------

LOSS BEFORE EXTRAORDINARY ITEM                          (2,103)          (2,273)          (6,947)       (7,112)

Extraordinary item -
    Loss on early extinguishment of debt                 -                 (765)           -              (765)
                                                      --------       ----------        ---------      --------

NET LOSS                                              $ (2,103)      $   (3,038)       $  (6,947)     $ (7,877)
                                                      ========       ==========        =========      ========


ALLOCATION OF NET LOSS:
  Limited partners                                    $ (2,082)      $   (3,007)       $  (6,878)     $ (7,798)
  General partner                                          (21)             (31)             (69)          (79)
                                                      --------       ----------        ---------      --------
      Total                                           $ (2,103)      $   (3,038)       $  (6,947)     $ (7,877)
                                                      ========       ==========        =========      ========


LOSS PER UNIT:
  Loss before extraordinary item                      $  (1.24)      $    (1.30)       $   (4.03)     $  (4.05)
  Loss on early extinguishment of debt                     -              (0.43)            -            (0.43)
                                                      --------       ----------        ---------      --------
      Net loss                                        $  (1.24)      $    (1.73)       $   (4.03)     $  (4.48)
                                                      ========       ==========        =========      ========


WEIGHTED AVERAGE UNITS
OUTSTANDING                                              1,673            1,748            1,706         1,742
                                                      ========       ==========        =========      ========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -----------------------------
                                                                        1996            1995
                                                                        ----            ----
OPERATING ACTIVITIES:
  Net loss                                                          $   (6,947)      $   (7,877)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
      Depreciation and amortization                                     12,818           13,129
      Amortization of debt forgiveness                                  (1,239)             -
      Lease concessions                                                    308              528
  Changes in assets and liabilities:
      Receivables                                                       (1,019)             119
      Prepaid lease commissions, net                                    (2,128)            (688)
      Prepaid expenses and other assets, net                               558            1,219
      Accounts payable and other liabilities                             1,798           (6,290)
                                                                    ----------       ----------
         Net cash provided by operating activities                       3,033              140
                                                                    ----------       ----------

INVESTING ACTIVITIES:
  Property and tenant improvements                                      (4,773)          (3,450)
  Property acquisition                                                  (1,699)             -
  Mortgage receivable principal payments                                    64               58
                                                                    ----------       ----------
         Net cash used for investing activities                         (6,408)          (3,392)
                                                                    ----------       ----------

FINANCING ACTIVITIES:
  Mortgage principal payments                                           (2,082)          (1,883)
  Mortgage principal proceeds                                              -             88,400
  Mortgage principal refinanced                                            -            (70,171)
  Loan reserves                                                            -            (11,099)
  Loan fees                                                               (119)          (3,618)
  Purchase of Units                                                     (1,806)              -
  Sale of Units to General Partner                                         -                360
  Purchase of fractional Units                                             -               (176)
                                                                    ----------       ----------
         Net cash provided by (used for) financing activities           (4,007)           1,813
                                                                    ----------       ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (7,382)          (1,439)
BEGINNING CASH AND CASH EQUIVALENTS                                     14,302            7,786
                                                                    ----------       ----------
ENDING CASH AND CASH EQUIVALENTS                                    $    6,920       $    6,347
                                                                    ==========       ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Interest paid in cash during the period                             $   11,551       $   13,180
                                                                    ==========       ==========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



1  ORGANIZATION AND ACCOUNTING POLICIES


   Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office, industrial real estate and other real estate related assets. Units of limited partners' interest in the Partnership ("Units") are traded on the American Stock Exchange under the symbol "HRY".

   Hallwood Realty Corporation ("HRC" or "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is responsible for asset management of the Partnership and its Properties. Hallwood Commercial Real Estate, Inc. ("HCRE"), formerly named Hallwood Management Company, another wholly-owned subsidiary of Hallwood, provides property management services to the Partnership's real estate properties.

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



2  TRANSACTIONS WITH RELATED PARTIES


   HRC and HCRE are compensated for services provided to HRP and its Properties. The following table sets forth such compensation and reimbursements of costs paid by HRP for the periods presented (in thousands):


                                          ENTITY              THREE MONTHS               NINE MONTHS
                                          PAID OR                 ENDED                     ENDED
                                         REIMBURSED           SEPTEMBER 30,              SEPTEMBER 30,
                                        -----------         ------------------        ------------------
                                                              1996       1995           1996       1995
                                                              ----       ----           ----       ----
         Asset management fees               HRC             $ 111     $  114         $  336    $   332
         Property management fees            HCRE              339        369          1,062      1,098
         Lease commissions                   HCRE            1,467        484          2,251      1,210
         Construction fees                   HCRE              125         63            279        207
         Acquisition fee                     HRC                -          -              17         -
         Reimbursements of costs (a)         HRC               583        492          1,704      1,447


         (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement, at cost, for salaries, employee and director insurance and certain overhead. HRP pays the balance of its account with HRC monthly.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


3  PARTNERS' CAPITAL


   HRP purchased, in private transactions, 74,760 Units for $1,776,000 in May 1996 and 449 Units for $12,000 in July 1996. In addition, the General Partner's capital account was adjusted by $18,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement. Accordingly, HRP's outstanding Units have decreased from 1,747,765 Units to 1,672,556 Units.

   The following table illustrates the changes to Partners' Capital for the nine months ended September 30, 1996 (in thousands except Unit amounts):

                                                                                                      Limited
                                                                                                      Partner
                                                         General      Limited                          Units
                                                         Partner      Partners        Total         Outstanding
                                                         -------      --------      ---------       -----------
         Partners' capital, January 1, 1996              $    419     $  41,498     $  41,917        1,747,765
         Purchase and retirement of Units                     (18)       (1,788)       (1,806)         (75,209)
         Net loss for the first nine months of 1996           (69)       (6,878)       (6,947)             -
                                                         --------     ---------     ---------        ---------
         Partners' capital, September 30, 1996           $    332     $  32,832     $  33,164        1,672,556
                                                         ========     =========     =========        =========


4  FIRST MARYLAND BUILDING - LEASE RENEWAL AND MORTGAGE PAYABLE

   Per the loan modification agreement described below, HRP is required to spend $2,700,000 for the costs of improvements and the leasing commission for the lease renewal of First Maryland Building's major tenant. The tenant's previous lease was not scheduled to expire until mid-1997, however the tenant had been in negotiations with HRP in an effort to reduce their rental rate of $25 per square foot per annum, which was substantially above the prevailing market rate in downtown Baltimore, Maryland. Concurrently with the loan modification, HRP executed a revised ten- year lease with the tenant which calls for rents ranging from $15 to $17 per square foot per annum and increases their space from 62% to 71% of the property's net rentable space of approximately 343,000 square feet.

   On October 3, 1996, but effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an unchanged interest rate of LIBOR plus 3.25% (currently at 8.813%) and forgave $3,237,000 of the loan in addition to the $9,250,000 of forgiveness granted in September 1995. Under this agreement, 49.9% of the property's net cash flow must be used to amortize the principal of the loan. The outstanding loan balance, net of the loan forgiveness, as of September 30, 1996 is $25,552,000.

   For financial reporting purposes, the loan forgiveness is treated as a troubled debt restructuring and accordingly, HRP did not recognize a gain. Instead, the loan forgiveness remains on the balance sheet of the Partnership and is being amortized over the life of the loan. Interest expense is computed in such a way that a constant effective interest rate (currently equal to approximately 1.3%) is applied to the carrying amount of the loan.

   The contingent nature of the forgiveness that was part of the September 1995 loan modification was removed with the October 1996 loan modification. Accordingly, for federal income tax purposes, the total loan forgiveness of $12,487,000 will be reported as a gain to the partners of HRP on their 1996 Schedule K-1s. Based on available records, the General Partner believes that most individuals who were partners at the time of HRP's formation in November 1990 and certain other partners possibly have enough prior years' suspended losses to absorb a part, if not all, of this gain. Partners should consult their own tax advisor or preparer to assess the tax consequences of this transaction.

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

REVENUE FROM PROPERTY OPERATIONS decreased $632,000, or 5.0%, for the third quarter of 1996, as compared to the 1995 third quarter. The following table illustrates the components of the change, in thousands:


          Rental income, net                    $   (755)
          Expense recoveries                         (60)
          Other property income                      183
                                                --------
             Net decrease                       $   (632)
                                                ========


Overall rental occupancies and rates remained fairly consistent with the prior period. The decrease in rental income is primarily due to a reduction in rental rates at First Maryland Building, a decrease in occupancy at Parklane Towers and Corporate Square, partially offset by a rise in occupancy at Executive Park and the addition of the Joy Road property in February 1996. The First Maryland Building rental rate reduction is discussed in Note 4 to the financial statements. Corporate Square's decrease in occupancy was temporary due to the expiration of a significant lease in late 1995; earlier in 1996, the space was re-leased and effective September 25, 1996, the new tenant took possession, which increased the property's occupancy from about 72% to 91%.

INTEREST INCOME increased $72,000 as a result of an increase in HRP's average cash position between periods and therefore increased funds available for investment.

PROPERTY OPERATING EXPENSES increased $58,000, or 1.0%, for the third quarter of 1996, as compared to the same period in 1995, primarily due to higher leasing commission amortization and security control costs, partially offset by lower utility costs and one-time professional fees incurred in the 1995 period. The following table illustrates the components of the change, in thousands:

          Administrative costs                    $     26
          Management fees                              (33)
          Marketing and leasing                         65
          Utilities                                    (68)
          Janitorial and other services                 68
          Repairs and maintenance                      (37)
          Real estate taxes                             33
          Insurance                                      4
                                                  --------
               Net increase                       $     58
                                                  ========

INTEREST EXPENSE decreased $783,000 due to $569,000 of amortization of First Maryland's debt forgiveness in the 1996 period, a reduction in loan cost amortization of $28,000, lower litigation cost interest of $62,000, and $124,000 of other net decreases in interest costs. In October 1995, HRP began amortizing $9,250,000 of debt forgiveness associated with the First Maryland Building against the carrying value of the debt over the life of the loan. On October 3, 1996, but effective May 1, 1996, an additional $3,237,000 of debt forgiveness was granted (see Note 4 to the financial statements).

DEPRECIATION AND AMORTIZATION EXPENSE decreased $132,000 primarily due to reduced building improvement depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES increased $127,000 in the comparable third quarters as the result of increased business/franchise taxes, certain professional fees and overhead costs.

LOSS ON EARLY EXTINGUISHMENT OF DEBT in the 1995 third quarter of $765,000 represents pre-payment penalties incurred with the early pay off of loans associated with new financing and the write off of certain loan costs.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

REVENUE FROM PROPERTY OPERATIONS decreased $1,291,000, or 3.4%, during the first nine months of 1996, as compared to the first nine months of 1995. The following table illustrates the components of the change, in thousands:

          Rental income, net                   $    (579)
          Expense recoveries                        (875)
          Other property income                      163
                                               ---------
             Net decrease                      $  (1,291)
                                               =========

Overall rental occupancies and rates remained fairly consistent with the prior period. The decrease in rental income is primarily due to a reduction in rental rates at First Maryland Building, a decrease in occupancy at Parklane Towers and Corporate Square, partially offset by a rise in occupancy at Executive Park and the addition of the Joy Road property in February 1996. The First Maryland Building rental rate reduction is discussed in Note 4 to the financial statements. Corporate Square's decrease in occupancy was temporary due to the expiration of a significant lease in late 1995; earlier in 1996, the space was re-leased and effective September 25, 1996, the new tenant took possession, which increased the property's occupancy from about 72% to 91%.

During the first quarter of 1995, expense recoveries were abnormally high due to adjustments made to the amount of real estate tax recoveries from tenants in the state of Michigan for the two years prior to 1995. Accordingly, expense recoveries for the 1996 period decreased from the prior year period.

INTEREST INCOME increased $316,000 as a result of an increase in HRP's average cash position between periods and therefore increased funds available for investment.

PROPERTY OPERATING EXPENSES increased $765,000, or 4.3%, for the first nine months of 1996, as compared to the same period in 1995, primarily due to higher utility costs, leasing commission amortization, security control costs and repairs to heating and air duct systems, partially offset by one-time costs for certain professional fees incurred in the 1995 period. The following table illustrates the components of the change, in thousands:

          Administrative costs                     $   (51)
          Management fees                              (32)
          Marketing and leasing                        215
          Utilities                                    221
          Janitorial and other services                150
          Repairs and maintenance                      165
          Real estate taxes                             84
          Insurance                                     13
                                                   -------
               Net increase                        $   765
                                                   =======

INTEREST EXPENSE decreased $1,777,000 due to $1,239,000 of amortization of First Maryland's debt forgiveness in the 1996 period, a reduction in loan cost amortization of $113,000, lower litigation cost interest of $206,000, and $219,000 of other net decreases in interest costs. In October 1995, HRP began amortizing $9,250,000 of debt forgiveness associated with the First Maryland Building against the carrying value of the debt over the life of the loan. On October 3, 1996, but effective May 1, 1996, an additional $3,237,000 of debt forgiveness was granted (see Note 4 to the financial statements).

DEPRECIATION AND AMORTIZATION EXPENSE decreased $311,000 primarily due to reduced building improvement depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES increased $183,000 in the first nine months of 1996, as compared to the corresponding period of 1995, primarily due to increased personnel costs, business/franchise taxes, certain professional fees and overhead costs.

LOSS ON EARLY EXTINGUISHMENT OF DEBT in the 1995 third quarter of $765,000 represents pre-payment penalties incurred with the early pay off of loans associated with new financing and the write off of certain loan costs.

                         HALLWOOD REALTY PARTNERS, L.P.


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

As of September 30, 1996, HRP owned twelve properties (the "Properties), of which seven are office building properties and five are industrial park properties containing approximately 2,610,000 and 2,557,000 net rentable square feet, respectively. The Properties are located in six states. The Partnership seeks to maximize the value of the Properties by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by reducing operating expenses where possible.

As of September 30, 1996, HRP had cash and cash equivalents of $6,920,000 as compared to $14,302,000 as of December 31, 1995. Therefore, HRP's cash position decreased $7,382,000 during the first nine months of 1996. The sources of cash during the period were $3,033,000 of cash provided by operating activities and $64,000 of payments from a mortgage receivable. Uses of cash during the period were $4,773,000 of property and tenant improvements, $1,699,000 to purchase the Joy Road property in February 1996, $2,082,000 of mortgage principal payments, $1,806,000 to purchase 75,209 limited partner Units (see Note 3 to the Financial Statements), and $119,000 of loan fees.

Substantially all of the buildings in eleven of HRP's twelve Properties were encumbered by non-recourse mortgages as of September 30, 1996. Based upon loan maturities currently in effect, in the aggregate, HRP is required to pay about $247,000 of principal payments for the remainder of 1996.

Per the loan modification agreement described below, HRP is required to spend $2,700,000 for the costs of improvements and the leasing commission for the lease renewal of First Maryland Building's major tenant. The tenant's previous lease was not scheduled to expire until mid-1997, however the tenant had been in negotiations with HRP in an effort to reduce their rental rate of $25 per square foot per annum, which was substantially above the prevailing market rate in downtown Baltimore, Maryland. Concurrently with the loan modification, HRP executed a revised ten-year lease with the tenant which calls for rents ranging from $15 to $17 per square foot per annum and increases their space from 62% to 71% of the property's net rentable space of approximately 343,000 square feet.

On October 3, 1996, but effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an unchanged interest rate of LIBOR plus 3.25% (currently at 8.813%) and forgave $3,237,000 of the loan in addition to the $9,250,000 of forgiveness granted in September 1995. Under this agreement, 49.9% of the property's net cash flow must be used to amortize the principal of the loan. The outstanding loan balance, net of the loan forgiveness, as of September 30, 1996 is $25,552,000.

The contingent nature of the forgiveness that was part of the September 1995 loan modification was removed with the October 1996 loan modification. Accordingly, for federal income tax purposes, the total loan forgiveness of $12,487,000 will be reported as a gain to the partners of HRP on their 1996 Schedule K-1s. Based on available records, the General Partners believes that most individuals who were partners at the time of HRP's formation in November 1990 and certain other partners possibly have enough prior years' suspended losses to absorb a part, if not all, of this gain. Partners should consult their own tax advisor or preparer to assess the tax consequences of this transaction.

Executive Park's mortgage notes matured on June 16, 1996. On October 8, 1996, the lender and HRP entered into a renewal and loan modification agreement, which extended the maturity date fifteen years to November 15, 2011 and set the initial interest rate at 8.87%. The notes are self-amortizing and include call options every three years for evaluation of financial performance. The interest rate may be adjusted, within certain parameters, at the call option dates.

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

                        HALLWOOD REALTY PARTNERS, L.P.



                         PART II - OTHER INFORMATION


       Item
       ----
       1   Legal Proceedings                                     None.
           -----------------

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

       3   Defaults upon Senior Securities                       None.
           -------------------------------

       4   Submission of Matters to a Vote of Security Holders   None.
           ---------------------------------------------------

       5   Other Information                                     None.
           -----------------

       6   Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits

               27 - Financial Data Schedule                      Page 13

           (b) Reports on Form 8-K                               None.

                         HALLWOOD REALTY PARTNERS, L.P.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report of Form 10-Q for the quarter ended September 30, 1996 has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                          HALLWOOD REALTY PARTNERS, L.P.
                                          ------------------------------------
                                                    (Registrant)

                                          By: HALLWOOD REALTY CORPORATION

                                              General Partner


Date: November 12, 1996                   By: /s/ WILLIAM L. GUZZETTI
      -----------------                       --------------------------------
                                              William L. Guzzetti
                                              President
                                              (Chief Operating Officer)


Date: November 12, 1996                   By: /s/ JEFFREY D. GENT
      -----------------                       --------------------------------
                                              Jeffrey D. Gent
                                              Vice President - Finance
                                              (Principal Financial and
                                              Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
