Form 10-K405
period 1996-12-31
HALLWOOD REALTY PARTNERS L P
filed 1997-03-27
CIK 865439

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD  -  FROM                TO
                                       ----------------  ---------------

                        COMMISSION FILE NUMBER:  1-10643

                               ---------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                               ---------------


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


       Registrant's telephone number, including area code: (214) 528-5588



                                                        Name of each exchange on
            Title of each class                             which registered
            -------------------                         ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS        AMERICAN STOCK EXCHANGE



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  [X]   NO [ ]

        THE AGGREGATE MARKET VALUE OF THE UNITS HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 14, 1997 WAS APPROXIMATELY $34,162,000.

           CLASS:  UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
               OUTSTANDING AT MARCH 14, 1997:   1,672,556 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I
------

   Item 1.     Business                                                   3

   Item 2.     Properties                                                 4

   Item 3.     Legal Proceedings                                          6

   Item 4.     Submission of Matters to a Vote of
               Security Holders                                           6


PART II
-------

   Item 5.     Market for Registrant's Units and Related
               Security Holder Matters                                    6

   Item 6.     Selected Financial Data                                    7

   Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations              8

   Item 8.     Financial Statements and Supplemental Information         11

   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                      26


PART III
--------

   Item 10.    Directors and Executive Officers of the
               Registrant                                                27

   Item 11.    Executive Compensation                                    28

   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management                                            30

   Item 13.    Certain Relationships and Related Transactions            30


PART IV
-------

   Item 14.    Exhibits, Financial Statement Schedule and
               Reports on Form 8-K.                                      31

                                     PART I


ITEM 1.  BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. The Partnership's limited partners' interests ("Units") are traded on the American Stock Exchange.

As of December 31, 1996, the Partnership owned twelve real estate assets (the "Properties"), of which seven are office building properties and five are industrial park properties. The Properties are located in six states (see Item 2 - Properties). The Partnership seeks to maximize the value of the Properties by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by reducing operating expenses.

Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is responsible for asset management of the Partnership and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to the Partnership. Hallwood Commercial Real Estate, Inc. ("HCRE", formerly named Hallwood Management Company), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 90% occupied at December 31, 1996. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                 1997                       19%
                 1998                       22%
                 1999                       18%
                 2000                       12%
                 2001                        9%
                 Thereafter                 20%


During 1996 and 1995, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 16% and 18% of revenues in 1996 and 1995, respectively. The Centers for Disease Control and Prevention, an agency of the U.S. Department of Health and Human Services, ("CDC") leases space in Corporate Square and Executive Park and contributed approximately 10% of 1996's revenues. First National Bank of Maryland leases space in the First Maryland Building and contributed 12% of 1995's revenues.

As of December 31, 1996, Ford occupied approximately 283,000 square feet of office space under 14 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1997 and 2001 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1996, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

The remaining tenants are not concentrated in any one industry, nor is the Partnership otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.

COMPETITION AND OTHER FACTORS

The Properties are subject to substantial competition from similar properties in the vicinity in which they are located. In addition, there are numerous other potential investors seeking to purchase improved real property and many property holders seeking to dispose of real estate with which HRP will compete, including companies substantially larger than HRP and with substantially greater resources. Furthermore, current economic conditions in each property's respective real estate market are competitive and as such, competition for tenants will continue to affect rental rates and revenue.

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is estimated to cost $1,700,000; however, it is not required to be removed because it is not friable and HRP has an Operations and Maintenance Program in place.

In July 1990, the Americans with Disabilities Act was passed by the United States Congress. HRC and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non- compliance issues.

HRP does not directly employ any individuals. All employees rendering services on behalf of HRP and its Properties are employees of HRC and/or HCRE.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.  PROPERTIES

At December 31, 1996, HRP owned twelve properties in six states with approximately 5,167,000 net rentable square feet, of which seven are office building properties (2,610,000 square feet) and five are industrial park properties (2,557,000 square feet).


NAME AND LOCATION                  GENERAL DESCRIPTION OF THE PROPERTY
-----------------                  -----------------------------------
OFFICE BUILDING PROPERTIES:

Airport Plaza                     Fee simple interest in a 3-story office building constructed in
San Diego, California             1982 containing 48,853 net rentable square feet of space located on 2 acres of land.  The property was 87% occupied at December
                                  31, 1996.

Bellevue Corporate Plaza          Fee simple interest in a 10-story office building constructed in
Bellevue, Washington              1980 containing 235,850 net rentable square feet of space located on 3.6 acres of land.  The property was 86% occupied at December
                                  31, 1996.

Corporate Square                  Fee simple interest in an 8-building office complex ranging from
Atlanta, Georgia                  one to seven stories, constructed between 1968 and 1973,
                                  containing an aggregate of 445,518 net rentable square feet of space located on 26 acres of land.  The property was 92% occupied at December 31, 1996.

NAME AND LOCATION                  GENERAL DESCRIPTION OF THE PROPERTY
-----------------                  -----------------------------------

OFFICE BUILDING PROPERTIES - CONTINUED:

Executive Park                     Fee simple interest in 26 buildings ranging from one to six
Atlanta, Georgia                   stories, constructed between 1965 and 1972, containing a total of
                                   908,445 net rentable square feet of space located on 70 acres of land.  The property was 93% occupied at December 31, 1996.

First Maryland Building            Fee simple interest in a 22-story office building constructed in
Baltimore, Maryland                1972 containing 343,773 net rentable square feet of office space on 0.6 acres of land.  At December 31, 1996, the property was 90%
                                   occupied.

Montrose Office Center             Fee simple interest in a 10-story office building constructed in
Rockville, Maryland                1980 containing 147,896 net rentable square feet of space on 3 acres of land.  The property was 98% occupied at December 31,
                                   1996.

Parklane Towers                    Fee simple interest in twin 15-story office buildings constructed
Dearborn, Michigan                 in 1973 containing 479,501 net rentable square feet of space on
                                   31.8 acres of land.  The property was 93% occupied at December
                                   31, 1996.

INDUSTRIAL PARK PROPERTIES:

Bradshaw Business Parks            Fee simple interest in 21 single-story buildings located at four
Sacramento and                     separate sites containing an aggregate of 452,838 net rentable
Rancho Cordova, California         square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981.  At December 31, 1996, the property was 94% occupied.

Fairlane Commerce Park             Fee simple interest in a portion of an office/industrial park
Dearborn, Michigan                 consisting of 13 single-story buildings constructed between 1974 and 1990.  The property consists of 421,422 net rentable square feet of space on 36 acres of land.  The property was 87% occupied at December 31, 1996.

Joy Road Distribution Center       Fee simple interest in a 455,500 square foot warehouse situated
Detroit, Michigan                  on 21 acres and originally constructed in the early 1940's. The property was 82% occupied at December 31, 1996.

Raintree Industrial Park           Fee simple interest in an office/industrial complex constructed
Solon, Ohio                        between 1971 and 1978 containing 795,065 net rentable square feet of space in 14 buildings on 49 acres of land.  The property was
                                   95% occupied at December 31, 1996.

Seattle Business Parks             Fee simple interest in office/industrial parks located at two
Kent and Tukwila, Washington       separate sites. The buildings were completed between 1972 and
                                   1978 and contain an aggregate of 432,467 net rentable square feet of space in 18 buildings on 27 acres of land. At December 31,
                                   1996, the property was 81% occupied.

For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 4 to the Consolidated Financial Statements and Schedule III contained in Item 8.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is from time to time involved in various legal proceedings in the ordinary course of its business. Management believes that the resolution of these matters will not have a material effect on the financial position, cash flow or operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 1996.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS


The Partnership's Units are listed on the American Stock Exchange under the symbol "HRY". As of March 14, 1997, there were approximately 35,500 unitholders of record of the 1,672,556 Units outstanding. Each quarter HRC reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange and adjusted for a 1-for-5 reverse split that was effective at the close of business on March 3, 1995:

                                            Trading Ranges
                                        ----------------------
                                           High         Low
                                           ----         ---
            1995 -
               1st Quarter                $  12.50      $  9.50
               2nd Quarter                   14.50        9.625
               3rd Quarter                  15.375        13.50
               4th Quarter                   16.75        13.50


            1996 -
               1st Quarter                $ 20.375      $ 16.50
               2nd Quarter                   21.75       19.125
               3rd Quarter                   30.00       21.625
               4th Quarter                   29.00        24.50

ITEM 6.  SELECTED FINANCIAL DATA


The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 and the Consolidated Financial Statements and notes thereto contained in Item 8.

                                                                     Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                              1996            1995         1994          1993         1992
                                              ----           ------       ------        ------       ------
                                                          (in thousands except per unit amounts)
Statement of Operations:
------------------------

   Total revenues   (a)                   $  49,612       $  50,829  $   48,615     $  48,065      $  63,356
   Loss before extraordinary item            (9,428)         (9,024)    (18,161)      (18,769)       (28,176)
   Net loss                                  (9,428)         (9,789)    (18,161)      (18,769)       (16,799)
   Net loss per Unit   (b)                    (5.50)          (5.55)     (10.38)       (10.73)         (9.60)
   Cash distributions to
     limited partners                             -               -           -             -              -


Balance Sheet:
--------------

   Real estate, net   (c)                 $ 182,877       $ 192,266   $ 205,212     $ 219,710      $ 226,193
   Total assets                             210,214         225,359     225,418       248,093        246,354
   Mortgages payable                        160,732         166,675     160,296       162,938        148,572
   Partners' capital   (d)                   30,684          41,917      51,522        69,683         88,452



Notes to Selected Financial Data:

     (a) Total revenues declined in 1993 versus 1992 primarily due to property dispositions during 1992.
     (b) Reflects effect of a 1-for-5 reverse split of the outstanding Units effective as of the close of business on March 3, 1995.
     (c) Real estate assets declined in each of the years due to depreciation and amortization exceeding the additions of tenant and capital improvements.
     (d) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:
1996 VERSUS 1995 -

REVENUE FROM PROPERTY OPERATIONS in 1996 decreased $1,359,000, or 2.7%, as compared to 1995. The following table illustrates the components of the change:

              Rental income, net                  $   (459,000)
              Expense recoveries                      (539,000)
              Other property income                   (361,000)
                                                  ------------
                 Net decrease                     $ (1,359,000)
                                                  ============

This change in rental income is primarily due to a reduction in rental rates at First Maryland Building and decreases in occupancy at Parklane Towers and Corporate Square, partially offset by a rise in occupancy at Executive Park and the addition of the Joy Road property in February 1996. The First Maryland Building rental rate reduction is discussed in Note 4 to the financial statements. Corporate Square's decrease in occupancy was temporary due to the expiration of a significant lease in late 1995. In early 1996, the space was re-leased and effective September 25, 1996, the new tenant took possession, which increased the property's occupancy from 72% to 91%.

During the first quarter of 1995, expense recoveries were abnormally high due to adjustments made to the amount of real estate recoveries from tenants in the state of Michigan for the two years prior to 1995. Accordingly, expense recoveries for 1996 decreased from 1995. Michigan eliminated certain property taxes as the major source of school funding in the summer of 1993 and later reinstated them.

INTEREST INCOME increased $142,000 primarily as a result of increased earnings on investments of funds held in loan reserve escrow accounts.

PROPERTY OPERATIONS EXPENSES for 1996 increased $1,102,000, or 4.6%, as compared to 1995, primarily due to higher utility costs, lease commission amortization, security control costs and repairs to heating and air duct systems, partially offset by one-time costs for certain professional fees in 1995. The following table illustrates the components of the change:

                     Administrative costs                 $    49,000
                     Management fees                          (22,000)
                     Marketing and leasing                    328,000
                     Utilities                                191,000
                     Services, including janitorial           203,000
                     Repairs and maintenance                  289,000
                     Real estate taxes                         65,000
                     Insurance                                 (1,000)
                                                          -----------
                          Net increase                    $ 1,102,000
                                                          ===========

INTEREST EXPENSE decreased $2,199,000, or 14.0%, due to (i) an increase of $1,356,000 in amortization of First Maryland's debt forgiveness, (ii) reduction in First Maryland's cash interest expense of $998,000 due to lower debt, (iii) reduction in loan cost amortization of $251,000, and (iv) a net increase of $406,000 in interest costs associated with all of the mortgages and notes excluding First Maryland. This net increase of $406,000 is the result of a higher average debt level between the years, partially offset by a reduction in the aggregate average interest rates between the years.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $337,000 primarily due to reduced building improvement depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES increased $621,000, or 21.6%, in 1996 as compared to 1995, as the result of certain due diligence costs for a potential acquisition and increases in business/franchise taxes, certain professional fees, personnel and other overhead costs.

RESULTS OF OPERATIONS:
1995 VERSUS 1994 -


REVENUE FROM PROPERTY OPERATIONS in 1995 increased $2,200,000, or 4.6%, as compared to 1994. The following table illustrates the components of the change:

                Rental income, net             $ 1,053,000
                Expense recoveries                 971,000
                Other property income              176,000
                                               -----------
                   Net increase                $ 2,220,000
                                               ===========

Rental income increased due to growth in aggregate occupancy and average rental rates. Expense recoveries increased during the period due to fluctuations in the amount of estimated recoveries primarily at Parklane Towers, Fairlane Commerce Park and First Maryland Building. Most of the variance is the result of unanticipated real estate tax recoveries from tenants in the state of Michigan. Michigan eliminated certain property taxes as the major source of school funding in the summer of 1993 and later reinstated them.

INTEREST INCOME increased $14,000 primarily due to an increase in earnings on overnight cash investments, partially offset by less mortgage interest as the result of the collection of a substantial mortgage receivable in December 1994.

PROPERTY OPERATING EXPENSES in 1995 increased $782,000, or 3.4%, as compared to 1994, primarily due to increases in air conditioner and parking lot repairs, as well as certain maintenance personnel costs, property level professional fees and lease commission amortization, partially offset by decreases in utilities and real estate taxes. The following table illustrates the components of the change:

                        Administrative costs                $ (27,000)
                        Management fees                        87,000
                        Marketing and leasing                 238,000
                        Utilities                             (58,000)
                        Services, including janitorial         31,000
                        Repairs and maintenance               676,000
                        Real estate taxes                    (194,000)
                        Insurance                              29,000
                                                            ---------
                          Net increase                      $ 782,000
                                                            =========

INTEREST EXPENSE increased $463,000, or 3.0%, primarily due to an increase in debt during the year. Interest expense in 1995 is net of $338,000 of amortization of contingent debt forgiveness associated with First Maryland Building's loan modification (See Note 4 to the Consolidated Financial Statements contained in Item 8).

DEPRECIATION AND AMORTIZATION EXPENSE decreased $534,000 primarily due to reduced tenant improvement amortization.

GENERAL AND ADMINISTRATIVE EXPENSES in 1995 increased $387,000, or 15.5%, as compared to 1994, primarily due to costs related to the Reverse Split and costs of administering the offer to Unitholders to sell their odd lot HRP holdings.

LOSS ON EARLY EXTINGUISHMENT OF DEBT for 1995 of $765,000 represents pre-payment penalties incurred with the early pay off of loans associated with the Nomura Refinancing (see Note 4 to the Consolidated Financial Statements contained in Item 8) and the write off of certain loan costs.

LIQUIDITY AND CAPITAL RESOURCES


HRP is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. While it is the General Partner's primary intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, HRC also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

As of December 31, 1996, HRP had cash and cash equivalents of $3,556,000, as compared to $14,302,000 as of December 31, 1995. Therefore, the Partnership's cash position decreased $10,746,000 during 1996. The sources of cash for 1996 were $3,597,000 of cash provided by operating activities and $86,000 of principal collections from a mortgage receivable. Uses of cash for 1996 were $5,998,000 of tenant and property improvements, $1,532,000 of payments into an escrow account for tenant improvements that will be constructed in 1997 at First Maryland Building, $1,699,000 of property acquisition costs, $2,706,000 of mortgage principal payments, $1,805,000 of limited partner Unit purchases (see Note 6 to the Consolidated Financial Statements contained in Item 8), $450,000 of loan reserves for Executive Park, and $239,000 of loan fees and expenses.

Substantially all of the buildings in eleven of HRP's Properties were encumbered by and pledged as collateral under non-recourse mortgages as of December 31, 1996. During 1996, HRP and its lenders for the First Maryland Building and Executive Park successfully completed loan extensions and modifications for the mortgages that matured during the year (see Note 4 to the Consolidated Financial Statements contained in Item 8). HRP doesn't have any mortgage loans maturing or requiring balloon principal payments until the year 2000. Based upon loan amortizations in effect, HRP is required to pay $3,084,000 of principal payments in 1997.

During 1997, HRP anticipates tenant improvements and lease commissions to decrease as compared to the higher than usual level incurred in 1996. As of December 31, 1996, HRP had remaining commitments for construction projects of about $1,200,000. Additionally, HRP has estimated that 1997 total tenant and capital improvements (excluding the aforementioned commitments) will equal approximately $3,700,000 and lease commissions will be about $1,300,000.

For the foreseeable future, the Partnership anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future Partnership acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter HRC, as General Partner, reviews the Partnership's capacity to make cash distributions.

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking staements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representative by HRP or any other person that the objectives and plans of HRP will be achieved.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


     INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



     FINANCIAL STATEMENTS:                                                       Page
                                                                                 ----
      Independent Auditors' Report                                                12

      Consolidated Balance Sheets as of December 31, 1996 and
         December 31, 1995                                                        13

      Consolidated Statements of Operations for each of the
         three years in the period ended December 31, 1996                        14

      Consolidated Statements of Partners' Capital for each of
         the three years in the period ended December 31, 1996                    15

      Consolidated Statements of Cash Flows for each of the
         three years in the period ended December 31, 1996                        16

      Notes to Consolidated Financial Statements                                  17




     FINANCIAL STATEMENT SCHEDULE:

      Schedule III - Real Estate and Accumulated Depreciation                     25

      All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT





To the Partners,
Hallwood Realty Partners, L.P.
Dallas, Texas


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP




Dallas, Texas
February 11, 1997

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                        DECEMBER 31,
                                                                  ----------------------
                                                                    1996         1995
                                                                  ---------    ---------
ASSETS

Real estate:
  Land                                                            $  56,820    $  56,461
  Buildings and improvements                                        257,913      257,706
  Tenant improvements                                                18,578       16,311
                                                                  ---------    ---------
                                                                    333,311      330,478
  Accumulated depreciation and amortization                        (150,434)    (138,212)
                                                                  ---------    ---------
       Real estate, net                                             182,877      192,266

Cash and cash equivalents                                             3,556       14,302
Accounts receivable                                                   1,606        1,080
Prepaid lease commissions, net                                        6,959        4,518
Lease concessions                                                     2,354        2,498
Loan reserves and escrows                                             7,739        4,966
Loan costs, net                                                       3,691        3,905
Prepaid expenses and other assets, net                                1,432        1,824
                                                                  ---------    ---------

       Total assets                                               $ 210,214    $ 225,359
                                                                  =========    =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                               $ 160,732    $ 166,675
  Unamortized mortgage payable forgiveness                           10,456        8,912
  Accounts payable and accrued expenses                               4,834        4,940
  Prepaid rent and security deposits                                  2,600        2,685
  Payable to affiliates                                                 908          230
                                                                  ---------    ---------
       Total liabilities                                            179,530      183,442
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
  Limited partners - 1,672,556 and 1,747,765 Units outstanding,
        respectively                                                 30,377       41,498
  General partner                                                       307          419
                                                                  ---------    ---------

       Total partners' capital                                       30,684       41,917
                                                                  ---------    ---------

       Total liabilities and partners' capital                    $ 210,214    $ 225,359
                                                                  =========    =========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)




                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1996        1995        1994
                                                 --------    --------    --------
REVENUES:
  Property operations                            $ 48,847    $ 50,206    $ 48,006
  Interest and other                                  765         623         609
                                                 --------    --------    --------
     Total revenues                                49,612      50,829      48,615
                                                 --------    --------    --------

EXPENSES:
  Property operations                              24,932      23,830      23,048
  Interest                                         13,522      15,721      15,258
  Depreciation and amortization                    17,086      17,423      17,957
  General and administrative                        3,500       2,879       2,492
  Litigation and settlement costs                    --          --         8,198
  Minority interest in joint venture and other       --          --          (177)
                                                 --------    --------    --------
     Total expenses                                59,040      59,853      66,776
                                                 --------    --------    --------

LOSS BEFORE EXTRAORDINARY ITEM                     (9,428)     (9,024)    (18,161)

Extraordinary item -
  Loss on early extinguishment of debt               --          (765)       --
                                                 --------    --------    --------

NET LOSS                                         $ (9,428)   $ (9,789)   $(18,161)
                                                 ========    ========    ========


ALLOCATION OF NET LOSS:
  Limited partners                               $ (9,334)   $ (9,691)   $(17,979)
  General partner                                     (94)        (98)       (182)
                                                 --------    --------    --------
     Total                                       $ (9,428)   $ (9,789)   $(18,161)
                                                 ========    ========    ========


LOSS PER UNIT:
  Loss before extraordinary item                 $  (5.50)   $  (5.12)   $ (10.38)
  Loss on early extinguishment of debt               --          (.43)       --
                                                 --------    --------    --------
     Net loss                                    $  (5.50)   $  (5.55)   $ (10.38)
                                                 ========    ========    ========


WEIGHTED AVERAGE UNITS OUTSTANDING                  1,698       1,745       1,732
                                                 ========    ========    ========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                                      Limited
                                                                                      Partner
                                            General       Limited                      Units
                                            Partner       Partners        Total      Outstanding
                                           ----------    ----------    ----------    ----------
PARTNERS' CAPITAL, JANUARY 1, 1994         $      697    $   68,986    $   69,683     1,732,459

Net loss                                         (182)      (17,979)      (18,161)
                                           ----------    ----------    ----------    ----------

PARTNERS' CAPITAL, DECEMBER 31, 1994              515        51,007        51,522     1,732,459

Purchase of fractional New Units                   (2)         (174)         (176)      (14,694)
Sale and issuance of New Units to
   General Partner                                  4           356           360        30,000
Net loss                                          (98)       (9,691)       (9,789)         --
                                           ----------    ----------    ----------    ----------

PARTNERS' CAPITAL, DECEMBER 31, 1995              419        41,498        41,917     1,747,765

Purchase of Units                                 (18)       (1,787)       (1,805)      (75,209)
Net loss                                          (94)       (9,334)       (9,428)         --
                                           ----------    ----------    ----------    ----------

PARTNERS' CAPITAL, DECEMBER 31, 1996       $      307    $   30,377    $   30,684     1,672,556
                                           ==========    ==========    ==========    ==========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1996        1995        1994
                                                                  --------    --------    --------
OPERATING ACTIVITIES:
    Net loss                                                      $ (9,428)   $ (9,789)   $(18,161)
    Adjustments to reconcile net loss
    to net cash provided by operating activities:
        Depreciation and amortization                               17,086      17,423      17,957
        Amortization of mortgage principal forgiveness              (1,693)       (338)       --
        Lease concessions                                              144         688         707
        Minority interest and other                                   --          --          (177)
    Changes in assets and liabilities:
        Receivables                                                   (526)        124         362
        Prepaid lease commissions, net                              (2,441)       (543)        404
        Prepaid expenses and other assets, net                         (32)        666       1,383
        Accounts payable and other liabilities                         487      (5,745)       (307)
                                                                  --------    --------    --------
           Net cash provided by operating activities                 3,597       2,486       2,168
                                                                  --------    --------    --------

INVESTING ACTIVITIES:
    Property and tenant improvements                                (5,998)     (4,477)     (3,459)
    Tenant improvement escrow                                       (1,532)       --          --
    Property acquisition                                            (1,699)       --          --
    Mortgage receivable principal payments                              86          79       1,722
                                                                  --------    --------    --------
           Net cash used for investing activities                   (9,143)     (4,398)     (1,737)
                                                                  --------    --------    --------

FINANCING ACTIVITIES:
    Mortgage principal payments                                     (2,706)     (2,600)     (2,642)
    Mortgage principal proceeds                                       --        88,400        --
    Mortgage principal refinanced                                     --       (70,171)       --
    Loan reserves                                                     (450)     (3,376)       --
    Loan fees and expenses                                            (239)     (4,009)         (9)
    Purchase of Units                                               (1,805)       --          --
    Sale of Units to General Partner                                  --           360        --
    Purchase of fractional Units                                      --          (176)       --
                                                                  --------    --------    --------
           Net cash provided by (used for) financing activities     (5,200)      8,428      (2,651)
                                                                  --------    --------    --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (10,746)      6,516      (2,200)
BEGINNING CASH AND CASH EQUIVALENTS                                 14,302       7,786      10,006
                                                                  --------    --------    --------
ENDING CASH AND CASH EQUIVALENTS                                  $  3,556    $ 14,302    $  7,786
                                                                  ========    ========    ========



                See notes to consolidated financial statements.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



1.  ORGANIZATION

    Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office, industrial real estate and other real estate related assets. The Partnership's limited partners' interests ("Units") are traded on the American Stock Exchange.

    As of December 31, 1996, the Partnership owned twelve real estate assets (the "Properties"), of which seven are office building properties and five are industrial park properties containing approximately 2,610,000 and 2,557,000 net rentable square feet, respectively. The Properties are located in six states. The Partnership seeks to maximize the value of the Properties by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by reducing operating expenses.

    Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is responsible for asset management of the Partnership and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to the Partnership. Hallwood Commercial Real Estate, Inc. ("HCRE", formerly named Hallwood Management Company), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.

2.  ACCOUNTING POLICIES

    CONSOLIDATION

    The Partnership fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. As of December 31, 1996, all entities and Properties of the Partnership were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Partnership considers highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

    PROPERTY

    Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. The Partnership's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 10 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases.

    The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remedial feasibility study. Such accurals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.
    Partnership's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Partnership.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



2.  ACCOUNTING POLICIES - CONTINUED

    OTHER ASSETS

    Lease concessions and commissions are amortized over the terms of the respective leases. Leases in the Properties expire from 1997 to 2013.
    Loan costs are amortized over the terms of the respective loans. The loans mature between 2000 and 2011. Amortization of lease concessions, included in property operations revenues, was $144,000, $688,000 and $707,000 in 1996, 1995 and 1994, respectively. Amortization of lease commissions, included in property operations expense, was $1,880,000, $1,588,000 and $1,403,000 in 1996, 1995 and 1994, respectively. Amortization of loan costs, included in interest expense, was $453,000, $1,469,000 and $618,000 in 1996, 1995 and 1994, respectively.

    The following table sets forth the components of prepaid expenses and other assets, net on the balance sheet as of the dates indicated (in thousands):

                                                 December 31,
                                                ---------------
                                                 1996     1995
                                                ------   ------
               Prepaid real estate taxes        $  723   $  716
               Prepaid insurance                   472      553
               Mortgage receivable                  46      132
               Other deposits and prepaids         191      423
                                                ------   ------
                 Total                          $1,432   $1,824
                                                ======   ======


    INCOME TAXES

    Currently, the Partnership is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of the Partnership and subsidiary entities. These business and franchises taxes, included in general and administrative expenses, were $206,000, $8,000, and $6,000 in 1996, 1995, and 1994, respectively. The Partnership's tax returns are subject to examination by federal and state taxing authorities. If the Partnership's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize the Partnership as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on the Partnership.

    OTHER

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from such estimates.

    Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported net losses.


3.  TRANSACTIONS WITH RELATED PARTIES

    HRC receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, HRC is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



3.  TRANSACTIONS WITH RELATED PARTIES - CONTINUED

    HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 1999 and provide for (i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contract costs of each capital expenditure or tenant improvement project.

    HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                                     Entity
                                                     Paid or
                                                   Reimbursed              1996           1995            1994
                                                   ----------              ----           ----            ----
           Asset management fee                        HRC             $    450        $   446         $   434
           Property management fee                    HCRE                1,433          1,459           1,384
           Lease commissions (a)                      HCRE                2,888          1,501             801
           Construction fees                          HCRE                  382            270             259
           Acquisition fee                             HRC                   17              -               -
           Reimbursement of costs (b)                  HRC                2,321          1,992           2,030



         (a) As of February, 1997, $667,000 of the lease commissions accrued in 1996 had not been paid.

         (b) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for Partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.


4.  MORTGAGES PAYABLE

    Substantially all of the buildings in eleven of the Partnership's Properties were encumbered and pledged as collateral by six non-recourse mortgages aggregating $160,732,000 as of December 31, 1996. These mortgages have interest rates varying from 8.5% to 9.25%, with an effective average interest rate of 8.8% and mature between 2000 and 2011. Certain mortgages provide for variable interest rates. Cash interest payments were $14,947,000, $15,396,000, and $15,113,000 in 1996, 1995 and 1994,
    respectively.

    Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands), excluding First Maryland Building's mortgage principal forgiveness discussed below:

                                                             Total
                              Principal      Balloon        Mortgage
                              Payments       Payments       Payments
                              ---------      --------      ---------
          1997                 $  3,084     $   -          $   3,084
          1998                    3,399         -              3,399
          1999                    3,783         -              3,783
          2000                    3,998         6,054         10,052
          2001                    4,306         -              4,306
          Thereafter             34,400       101,708        136,108
                               --------     ---------      ---------
             Total             $ 52,970     $ 107,762      $ 160,732
                               ========     =========      =========

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



4.  MORTGAGES PAYABLE - CONTINUED


    NOMURA REFINANCING -

    On September 29, 1995, a newly formed limited partnership owned 99.9% by the Partnership entered into an agreement for an $88,400,000 loan with Nomura Asset Capital Corporation. The loan has a 25 year principal amortization period with an interest rate of 8.7% through October 10, 2005 and 13.7% thereafter. The non-recourse loan is secured by cross collateralized, cross defaulted, perfected first mortgage liens on Airport Plaza, Bellevue Corporate Plaza, about 65% of Corporate Square, about 92% of Fairlane Commerce Park, Montrose Office Center, Parklane Towers, and Raintree Industrial Park.


    FIRST MARYLAND BUILDING -

    Per the loan modification agreement described below, HRP is required to spend $2,700,000 for the costs of improvements and the lease commission for the lease renewal of First Maryland Building's major tenant. The tenant's previous lease was not scheduled to expire until mid-1997, however the tenant had been in negotiations with HRP since early 1996 in an effort to reduce their rental rate of $25 per square foot per annum, which was substantially above the prevailing market rate in downtown Baltimore, Maryland. Concurrently with the loan modification, HRP executed a revised ten-year lease with the tenant which calls for rents ranging from $15 to $17 per square foot per annum and increases their space from 62% to 71% of the property's net rentable space of approximately 343,000 square feet.

    On October 3, 1996, but effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an unchanged interest rate of LIBOR plus 3.25% (8.75% as of February 1997) and forgave $3,237,000 of the principal balance in addition to the $9,250,000 of forgiveness granted in September 1995, resulting in a loan principal balance of $25,552,000. Under this agreement, 49.9% of the property's net cash flow must be used to amortize the principal of the loan.

    For financial reporting purposes, the mortgage principal forgiveness is treated as a troubled debt restructuring and accordingly, HRP did not recognize a gain. Instead, the the mortgage principal forgiveness remains on the balance sheet and is being amortized over the life of the loan. Interest expense is computed in such a way that a constant effective interest rate (currently equal to approximately 1.7%) is applied to the carrying amount of the loan.

    The contingent nature of the forgiveness that was part of the September 1995 loan modification was removed with the October 1996 loan modification. Accordingly, for federal income tax purposes, the total forgiveness of $12,487,000 will be reported as a gain to the partners of HRP on their 1996 Schedule K-1s. Based on available records, the General Partner believes that most individuals who were partners at the time of HRP's formation in November 1990 and certain other partners possibly have enough prior years' suspended losses to absorb a part, if not all, of this gain. Partners should consult their own tax advisor or preparer to assess the tax consequences of this transaction.


    EXECUTIVE PARK -

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

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



5.  LEASE AGREEMENTS

    The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $3,363,000, $3,902,000 and $2,932,000 in 1996, 1995 and
    1994, respectively. At December 31, 1996, the Properties, in the aggregate, were 90% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                   1997                       $   41,443
                   1998                           34,466
                   1999                           26,925
                   2000                           20,862
                   2001                           12,820
                   Thereafter                     52,741
                                               ---------
                     Total                     $ 189,257
                                               =========



    During 1996 and 1995, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 16% and 18% of revenues in 1996 and 1995, respectively. The Centers for Disease Control and Prevention, an agency of the U.S. Department of Health and Human Services, ("CDC") leases space in Corporate Square and Executive Park and contributed approximately 10% of 1996's revenues. First National Bank of Maryland leases space in the First Maryland Building and contributed 12% of 1995's revenues.

    As of December 31, 1996, Ford occupied approximately 283,000 square feet of office space under 14 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1997 and 2001 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1996, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

    The remaining tenants are not concentrated in any one industry, nor is the Partnership otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.

6.  PARTNERS' CAPITAL

    REVERSE SPLIT

    On February 27, 1995, the General Partner approved a one-for-five reverse split ("Reverse Split") of the outstanding Units of the Partnership ("Old Units"). The result is that each five Old Units as of the close of business on the effective date of March 3, 1995 were converted into one new unit ("New Units"). The New Units began trading on March 6, 1995 at the post-Reverse Split price. All references in the consolidated financial statements to the number of Units, per Unit amounts, and market prices of the Partnership's Units have been restated to reflect the effect of the Reverse Split.

    In anticipation of the need for cash to pay for fractional New Units, the General Partner purchased 30,000 New Units from the Partnership on March 6, 1995 for $11.875 per Unit. Unitholders received cash in lieu of fractional New Units as they exchanged their certificates that they held prior to the Reverse Split for new certificates. The cash paid to Unitholders for their fractional New Units was $11.875 (based on five times the average closing price of the Old Units on the American Stock Exchange for the five trading days preceding the Reverse Split's effective date). The fractional New Units were purchased by the Partnership. As a result of these transactions, the number of outstanding units decreased from 8,662,298 Old Units to 1,747,765 New Units. During the first quarter of 1995, the General Partner's capital account was adjusted for the above mentioned transactions in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996




6.  PARTNERS' CAPITAL - CONTINUED

    UNIT OPTIONS

    In a separate action taken by the Board of Directors of the General Partner on February 27, 1995, a Unit Option Plan providing for the grants of options ("Options") to certain executives was approved. The Unit Option Plan calls for up to an aggregate of 86,000 New Units to be available for issuance by the Partnership upon the exercise of such Options. As of December 31, 1996, none of the Options have been exercised. Also approved was a loan program that provides for the Partnership, under certain limited conditions, to loan to the optionees the amounts necessary to exercise the Options. These nonqualified options were granted at an exercise price of $11.875 (equal to five times the closing price on the American Stock Exchange on the date before the grant to give effect of the above mentioned Reverse Split), to vest to 100% by February 27, 1997 and expire after 10 years. The options are considered antidilutive and therefore are not included in the calculation of loss per Unit amounts.

    HRP has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the Options. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net loss and net loss per Unit for 1996 and 1995 would have been the pro forma amounts indicated below (in thousands except per Unit amounts):

                                                   1996            1995
                                                 ---------      ----------
      Net loss - as reported                    $  (9,428)     $   (9,789)
      Net loss - pro forma                         (9,623)        (10,146)
      Net loss per Unit - as reported               (5.50)          (5.55)
      Net loss per Unit - pro forma                 (5.61)          (5.76)


    The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.

    COMMISSION-FREE OFFER

    On June 5, 1995, the Partnership announced a commission-free program for Unitholders to sell their interest in the Partnership for holdings of less than 100 Units as of the record date of May 31, 1995. The offer allowed eligible Unitholders to sell all, but not less than all, of their Units to the Partnership without incurring any brokerage commissions. The offer will benefit the Partnership by reducing the annual Unitholder servicing costs incurred for tax reporting, printing, postage and transfer agent costs.

    Units were purchased by the Partnership on the first business day (the "Purchase Date") on which the Partnership determined that the Unit certificate was in proper form and that the Letter of Transmittal form was properly completed. The per Unit price paid by the Partnership was based on the average of the closing market prices of the Units for the five trading days immediately preceding the Purchase Date, as reported by The Wall Street Journal. On July 10, 1995 the offer expired. The Partnership acquired about 294,000 Units from over 16,600 Unitholders. As planned, the Partnership resold the acquired Units to Hallwood for the amount that the Partnership paid for the Units, approximately $4,100,000.

    UNIT PURCHASES

    HRP purchased, in private transactions, 74,760 Units for $1,776,000 in May 1996 and 449 Units for $12,000 in July 1996. In addition, the General Partner's capital account was adjusted by $18,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement. Accordingly, HRP's outstanding Units have decreased from 1,747,765 Units to 1,672,556 Units.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



7.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 - "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information based upon negotiations held by HRC with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS 107.

    Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities (approximately 8.8%) and has determined that they would equal approximately $159,096,000 and $166,851,000 (excluding the contingent forgiveness of debt discussed in Note 4) of estimated fair value as of December 31, 1996 and 1995, respectively.

    As of December 31, 1996 and 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.


8.  COMMITMENTS AND CONTINGENCIES

    LITIGATION

    On April 14, 1994, the Partnership reached an agreement to settle all claims arising out of a class action lawsuit originally filed in July 1990. In 1994, the Partnership incurred $8,198,000 of litigation and settlement cost expenses. The Partnership is from time to time involved in various legal proceedings in the ordinary course of its business. Management believes that the resolution of these matters will not have a material effect on the financial position, cash flow or operations of the Partnership.

    ASBESTOS

    Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of the asbestos at Parklane Towers is estimated to cost $1,700,000; however, it is not required to be removed since it is not friable and the Partnership has an Operations and Maintenance Program in place. Federal and state environmental legislation or regulations may have an impact on the future operations of Parklane Towers or certain other properties if such legislation or regulations require the immediate expenditure of funds to comply with applicable restrictions or requirements.

    RIGHTS PLAN

    The Partnership has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each Unit of the Partnership to holders of record at the close of business as of December 10, 1990. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Partnership's Units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such Units. The rights will expire on November 30, 2000. Each right will entitle the holder to buy one additional Unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either Partnership Units or shares in an "acquiring entity" at half of market value. The Partnership will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its Units.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1996



9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


 Set forth below is selected quarterly financial data for the years ended December 31, 1996 and 1995.

                                                                 Quarter Ending
                                                    -----------------------------------------------
                                                    March 31    June 30   September 30  December 31
                                                    --------    --------  ------------  -----------
                                                       (In thousands except per Unit amounts)
              1995
              ----
Total revenues                                      $ 12,432    $ 12,258    $ 12,277    $ 12,645

Property operations revenues less property
  operations expenses and recurring general
       and administrative expenses                     5,058       5,230       5,179       4,948

Net loss                                              (2,520)     (2,324)     (2,103)     (2,481)
Net loss per Unit                                      (1.43)      (1.35)      (1.24)      (1.48)

              1996
              ----

Total revenues                                      $ 12,809    $ 12,296    $ 12,837    $ 12,887

Property operations revenues less property
   operations expenses and recurring general
       and administrative expenses                     6,107       5,603       5,996       5,791

Loss before extraordinary item                        (2,185)     (2,654)     (2,273)     (1,912)
Net loss                                              (2,185)     (2,654)     (3,038)     (1,912)
Loss before extraordinary item per Unit                (1.25)      (1.50)      (1.30)      (1.07)
Net loss per Unit                                      (1.25)      (1.50)      (1.73)      (1.07)

                         HALLWOOD REALTY PARTNERS, L.P.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)




                                                                       Costs
                                                                     capitalized
                                                                    subsequent to
                                                  Initial cost       acquisition
                                                 ------------------ ------------
                                                        Buildings     Buildings
                                                           and          and
  Description (A)               Encumbrances     Land  improvements improvements
  ---------------               ------------     ----  ------------ ------------
 OFFICE PROPERTIES:
    Airport Plaza                  $    790   $  1,220   $  4,013   $    317

    Bellevue Corporate Plaza         15,808      7,428     17,617      2,722
    Corporate Square                 13,461      5,493     14,112      7,545
    Executive Park                   29,987     15,243     34,982     10,793
    First Maryland Building          25,460      2,100     43,772      2,619
    Montrose Office Center            6,422      5,096     15,754      3,583
    Parklane Towers                  23,712      3,420     37,592      3,163

 INDUSTRIAL PARK PROPERTIES:
    Bradshaw Business Parks           6,530      5,017     15,563      4,358
    Fairlane Commerce Park           20,946      5,300     18,080      5,140
    Joy Road Distribution Center       --          359      1,340      1,231
    Raintree Industrial Park         11,066      1,191     18,208      1,302
    Seattle Business Parks            6,550      4,953      8,730      3,871

 OFFICE EQUIPMENT                      --         --         --           84
                                   --------   --------   --------   --------
    TOTAL                          $160,732   $ 56,820   $229,763   $ 46,728
                                   ========   ========   ========   ========



                                        Gross amount at which
                                      carried at close of period
                                    -------------------------------
                                              Buildings               Accumulated
                                                 and                  depreciation    Date
 Description (A)                     Land    improvements   Total (B)    (B)(C)     acquired
 ---------------                   --------- ------------  ----------  ---------   ------------
 OFFICE PROPERTIES:
    Airport Plaza                  $  1,220   $  4,330      $  5,550   $  4,701     4/30/87


    Bellevue Corporate Plaza          7,428     20,339        27,767      4,215     6/30/88
    Corporate Square                  5,493     21,657        27,150     12,674     8/2/85 & 10/1/92
    Executive Park                   15,243     45,775        61,018     32,308     12/19/85
    First Maryland Building           2,100     46,391        48,491     25,119     6/29/84
    Montrose Office Center            5,096     19,337        24,433      6,833     1/8/88
    Parklane Towers                   3,420     40,755        44,175     27,922     12/16/84

 INDUSTRIAL PARK PROPERTIES:
    Bradshaw Business Parks           5,017     19,921        24,938     10,348     9/24/85
    Fairlane Commerce Park            5,300     23,220        28,520      9,474     12/30/86 & 7/1/87
    Joy Road Distribution Center        359      2,571         2,930        103     2/14/96
    Raintree Industrial Park          1,191     19,510        20,701      9,250     7/17/86
    Seattle Business Parks            4,953     12,601        17,554      7,455     4/24/86

 OFFICE EQUIPMENT                      --           84            84         32     various
                                   --------   --------      --------   --------

    TOTAL                          $ 56,820   $276,491      $333,311   $150,434
                                   ========   ========      ========   ========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)


 (A) PROPERTY LOCATIONS ARE AS FOLLOWS:

       Office Building Properties:
        Airport Plaza - San Diego, California
        Bellevue Corporate Plaza - Bellevue, Washington
        Corporate Square - Atlanta, Georgia
        Executive Park - Atlanta, Georgia
        First Maryland Building - Baltimore, Maryland
        Montrose Office Center - Rockville, Maryland
        Parklane Towers - Dearborn, Michigan

       Industrial Park Properties:
        Bradshaw Business Parks - Sacramento and Rancho Cordova, California Fairlane Commerce Park - Dearborn, Michigan
        Joy Road Distribution Center - Detroit, Michigan
        Raintree Industrial Park - Solon, Ohio
        Seattle Business Parks - Kent and Tukwila, Washington


     (B)  RECONCILIATION OF CARRYING COSTS (in thousands):

                                                           Accumulated
                                                 Cost      Depreciation
                                               ---------   ------------
             Balance, January 1, 1994          $ 332,333    $ 112,623

                 Additions                         3,459       17,957
                 Retirements                      (3,289)      (3,289)
                                               ---------    ---------

             Balance, December 31, 1994          332,503      127,291

                 Additions                         4,477       17,423
                 Retirements                      (6,502)      (6,502)
                                               ---------    ---------

             Balance, December 31, 1995          330,478      138,212

                 Additions                         7,697       17,086
                 Retirements                      (4,864)      (4,864)
                                               ---------    ---------

             Balance, December 31, 1996        $ 333,311    $ 150,434
                                               =========    =========

    (C)  COMPUTATION OF DEPRECIATION:

         Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 10 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the term of the respective leases. Accumulated depreciation also includes loss reserves established for anticipated losses on future dispositions.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Partnership has no officers or directors. HRC, as general partner of the Partnership, performs all functions ordinarily performed by officers and directors. HRC was incorporated in Delaware in January 1990.

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF HRC -

ANTHONY J. GUMBINER, 52, CHAIRMAN OF THE BOARD AND DIRECTOR OF HRC
   Mr. Gumbiner has served as Chairman of the Board of Directors of Hallwood since 1981 and as its Chief Executive Officer since April 1984. He has served as Chairman of the Board of Directors from May 1984 to November 1996 and Chief Executive Officer since February 1987 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He has also served as the managing director of Hallwood Holdings S.A. ("HHSA") since March 1984; as a director of HRC since 1990; as a director of Hallwood Consolidated Resources Corporation ("HCRC") since 1992; and as a director of ShowBiz Pizza Time, Inc. ("ShowBiz") since September 1988. Mr. Gumbiner is also a Solicitor of the Supreme Court of Judicature of England.

BRIAN M. TROUP, 49, DIRECTOR OF HRC
   Mr. Troup has served as a director of Hallwood since 1981 and as President and Chief Operating Officer of Hallwood since April 1986. Mr. Troup has served as a director of the general partner of HEP since May 1984. He also has served as a director of HCRC since 1992; as a director of HHSA since March 1984; as a director of HRC since 1990; and as a director of ShowBiz since September 1988. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

WILLIAM L. GUZZETTI, 53, PRESIDENT AND DIRECTOR OF HRC
   Mr. Guzzetti has been President and a director of HRC since January 1990.
   He has served as Executive-Vice President of Hallwood since October 1989 and as President and a director of HCRC since 1992. Mr. Guzzetti has been President and a director of the general partner of HEP since February 1985.

JOHN G. TUTHILL, 53, EXECUTIVE VICE PRESIDENT AND SECRETARY
   Mr. Tuthill has been the Executive Vice President and Secretary of HRC since January 1990. Mr. Tuthill joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

JEFFREY D. GENT, 49, VICE PRESIDENT - FINANCE
   Mr. Gent has been the Vice President-Finance of HRC since March 1990, having previously served as Vice President - Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 55, DIRECTOR OF HRC
   Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree.

WILLIAM F. FORSYTH, 47, DIRECTOR OF HRC
   Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 53, DIRECTOR OF HRC
   Mr. Story has been President and Chief Executive Officer of SOCO International, Inc., an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

UDO H. WALTHER, 49, DIRECTOR OF HRC
   Mr. Walther has been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. since 1991. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (CONTINUED)

Section 16(a) of the Securities and Exchange Act of 1934 requires a registrant's officers and directors, if any, and persons who own more than ten percent of a registered class of the Partnership's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by the SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Partnership, or written representations that no Forms 5 were required, the Partnership believes that during the period January 1, 1996 to December 31, 1996, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

HRC does not have a compensation committee and compensation decisions are made by the Board of Directors of HRC. During 1996, Messrs. Gumbiner, Troup and Guzzetti served on the Board of Directors of HRC and the compensation committee of Hallwood Energy. Mr. Gumbiner is also Chief Executive Officer of Hallwood, HRC and the general partner of HEP. Mr. Troup is also President and Chief Operating Officer of Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of HRC, Chief Operating Officer and President of the general partner of HEP, and Executive Vice President of Hallwood. Messrs. Crisp and Forsyth were each paid $20,000 in each of the three years ended December 31, 1996 for director fees. Messrs. Story and Walther were each paid $20,000 in 1996 and 1995 and $10,000 in 1994 for director fees.

HRC receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, HRC is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 1999 and provide for
(i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contract costs of each capital expenditure or tenant improvement project.

HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                    Entity
                                    Paid or
                                   Reimbursed             1996            1995            1994
                                   ----------           --------         -------         -------
Asset management fee                  HRC               $    450         $   446         $   434
Property management fee               HCRE                 1,433           1,459           1,384
Lease commissions (a)                 HCRE                 2,888           1,501             801
Construction fees                     HCRE                   382             270             259
Acquisition fee                       HRC                     17               -               -
Reimbursement of costs (b)            HRC                  2,321           1,992           2,030


      (a) As of February, 1997, $667,000 of the lease commissions accrued in 1996 had not been paid.

      (b) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for Partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of HRC (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the three other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                            Long Term
                                                                Annual Compensation                    Compensation Awards
                                          -----------------------------------------------------------------------------------
                                                                                    Other Annual      Securities Underlying
Name and Principal Position                Year        Salary (a)       Bonus     Compensation (b)       Options/SARs (c)
---------------------------                ----        ----------       -----     ----------------  -------------------------
Anthony J. Gumbiner                        1996      $     -         $    -          $     -                -
  Chairman of the Board and                1995            -              -                -             25,800
  Chief Executive Officer                  1994            -              -                -                -

William L. Guzzetti                        1996          200,000         8,333             -                 -
  President and Chief                      1995          200,000         8,333             -             15,000
  Operating Officer                        1994          200,000         8,333             -                 -

John G. Tuthill                            1996          150,360        46,265            3,345              -
  Executive Vice President                 1995          150,360         6,265            8,556          13,000
  and Secretary                            1994          150,000         6,250            8,969              -

Jeffrey D. Gent                            1996           90,360        15,648            2,317              -
  Vice President - Finance                 1995           90,360         5,648            6,356           7,000

-------------

    (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

    (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.

    (c) Represents the number of options granted for Partnership Units under a February 1995 plan - see Note 6 to the Consolidated Financial Statements. Other than this plan, HRC and HRP do not have any long term compensation awards and payouts, such as a stock option plan or restricted stock awards.

The following table discloses for each of the executive officers of HRC, who have been granted options to purchase securities of HRP the number of such options heldby each of the executive officers and the potential realizable values for their options at December 31, 1996. None of the executive officers exercised any options during the year ended December 31, 1996 and HRP has not granted SARs.

                    AGGREGATED OPTION/SAR EXERCISES IN 1996
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1996

                                                                                      Value of Unexercised
                                                  Number of Unexercised                   In-the-Money
                                                     Options/SARs at                     Options/SARs at
                                Units               December 31, 1996                    December 31, 1996
                               Acquired     ---------------------------------   --------------------------------
Name                         on Exercise     Exercisable     Unexercisable       Exercisable       Unexercisable
----                         -----------     -----------     --------------      -----------       -------------
Anthony J. Gumbiner               0              17,200           8,600          $421,400           $210,700
William L. Guzzetti               0              10,000           5,000           245,000            122,500
John G. Tuthill                   0               8,666           4,334           212,317            106,183
Jeffrey D. Gent                   0               4,666           2,334           114,317             57,183

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 14, 1997 concerning the number of Units of the Partnership owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the Units outstanding on such date, (2) each director and (3) the present directors and executive officers of HRC as a group:

                                               Amount                Percent
Name and Address of                          Beneficially              of
Beneficial  Owner                             Owned (a)               Class
---------------------                       -------------          -----------
The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219                           413,040                 24.7%

Gotham Partners, L.P.
237 Park Avenue, 9th Floor
New York, NY   10017                          247,994                 14.8%

Alan G. Crisp **                                    -                    -

William F. Forsyth **                               -                    -

Anthony J. Gumbiner **                         25,800 (b)              1.5% (b)

William L.  Guzzetti **                        15,100 (c)               *   (c)

Edward T. Story **                                  -                    -

Brian M. Troup **                              17,200 (d)              1.0% (d)

Udo H. Walther **                                   -                    -

All directors and executive officers
as a group (9 persons)                         78,100 (e)              4.7% (e)

--------------------

*  Represents less than l% of the outstanding Units.

** Represents the following address: c/o Hallwood Realty Corporation,
   3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

    (a) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the Units reported.

    (b)  Comprised of currently exercisable options to purchase 25,800 Units.

    (c)  Includes currently exercisable options to purchase 15,000 Units.

    (d)  Comprised of currently exercisable options to purchase 17,200 Units.

    (e)  Includes currently exercisable options to purchase 78,000 Units.




ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information covered by this item, see Notes 3 and 6 to the Registrant's financial statements included in Item 8 hereof.

                                    PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)  Financial Statements.

     See Index contained in Item 8.

(2)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1996 or in 1997 prior to the filing of this Form 10-K for the year ended December 31, 1996.

(3)  Exhibits and Reports on Form 8-K.

     The response to this portion of Item 14 is incorporated by reference as detailed in the Exhibit Index.

(4)  Financial Statement Schedules.

     See Index contained in Item 8.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HALLWOOD REALTY PARTNERS, L.P.
                                       BY: HALLWOOD REALTY CORPORATION
                                           GENERAL PARTNER


DATE: March 14, 1997                   BY:   /s/ WILLIAM L.  GUZZETTI
                                          -------------------------------------
                                          William L. Guzzetti
                                          President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1996, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

              Signature                          Title
              ---------                          -----
/s/ ANTHONY J.  GUMBINER                Chairman of the Board and Director,
-------------------------------------   Hallwood Realty Corporation
Anthony J. Gumbiner                     (Chief Executive Officer)


/s/ WILLIAM L.  GUZZETTI                President and Director,
-------------------------------------   Hallwood Realty Corporation
William L. Guzzetti                     (Chief Operating Officer)



/s/ JOHN G.  TUTHILL                    Executive Vice President and Secretary,
-------------------------------------   Hallwood Realty Corporation
John G. Tuthill


/s/ JEFFREY D.  GENT                    Vice President - Finance,
-------------------------------------   Hallwood Realty Corporation
Jeffrey D. Gent                         (Chief Accounting Officer)



/s/ALAN G. CRISP                        Director,
-------------------------------------   Hallwood Realty Corporation
Alan G. Crisp


/s/ WILLIAM F.  FORSYTH                 Director,
-------------------------------------   Hallwood Realty Corporation
William F. Forsyth


/s/ EDWARD T.  STORY                    Director,
-------------------------------------   Hallwood Realty Corporation
Edward T. Story


/s/ BRIAN M.  TROUP                     Director,
-------------------------------------   Hallwood Realty Corporation
Brian M. Troup


/s/ UDO H.  WALTHER                     Director,
-------------------------------------   Hallwood Realty Corporation
Udo H. Walther

                         HALLWOOD REALTY PARTNERS, L.P.
                                 EXHIBIT INDEX


Exhibit
Number                                          Exhibit
------                                          -------
 3.1   (a)        Certificate of Limited Partnership of Hallwood Realty Partners, L.P., dated January 10, 1990.

 3.2   (a)        Amended and Restated Agreement of Limited Partnership of Hallwood Realty Partners, L.P., dated June
                  7, 1990.

 4.1              Unit Purchase Rights Agreement, dated as of November 30, 1990, between the Partnership and The
                  First National Bank of Boston, as Rights Agent (filed as part of Exhibit 1 to Current Report of
                  Form 8-K, dated November 30, 1990, and which is incorporated herein by reference - File No.1 -
                  10643).  (4.1)

10.1 (b)          Management Agreement between Equitec/San Diego  and Hallwood Management Company dated July 1, 1994.

10.2 (b)          Management Agreement between Equitec/Bellevue Investors and Hallwood Management Company dated July
                  1, 1994.

10.3 (b)          Management Agreement between BBP General Partnership and Hallwood Management Company dated July 1,
                  1994.

10.4 (b)          Management Agreement between Hallwood Real Estate Investors Fund XV and Hallwood Management Company
                  dated July 1, 1994.

10.5 (b)          Management Agreement between Executive Park Ventures and Hallwood Management Company dated July 1,
                  1994.

10.6 (b)          Management Agreement between Equitec Dearborn Real Estate Investors and Hallwood Management Company
                  dated July 1, 1994.

10.7 (b)          Management Agreement between Hallwood Income Real Estate Investors A and Hallwood Management
                  Company dated July 1, 1994.

10.8 (b)          Management Agreement between Hallwood Real Estate Investors Fund XVI Hallwood Management Company
                  dated July 1, 1994.

10.9 (b)          Management Agreement between First Associates Limited Partnership and Hallwood Management Company
                  dated July 1, 1994.

10.10 (b)         Management Agreement between Montrose Center Limited Partnership and Hallwood Management Company
                  dated July 1, 1994.

                         HALLWOOD REALTY PARTNERS, L.P.
                          EXHIBIT INDEX - (Continued)



Exhibit
Number                                          Exhibit
------                                          -------
10.11 (b)         Management Agreement between Hallwood Real Estate Investors Fund XIV and Hallwood Management
                  Company dated July 1, 1994.

10.12 (b)         Management Agreement between Hallwood Real Estate Investors Fund XVI and Hallwood Management
                  Company dated July 1, 1994.

10.13 (b)         Management Agreement between SBP General and Hallwood Management Company dated July 1, 1994.

10.14 (b)         1995 Unit Option Plan for Hallwood Realty Partners, L.P.

10.15 (b)         1995 Unit Option Plan Loan Program for Hallwood Realty Partners, L.P.

10.16             Loan Agreement between Hallwood 95, L.P. and Nomura Asset Capital Corporation.  (Incorporated by
                  reference from exhibit 2.1 filed with Current Report on Form 8-K dated September 29, 1995.)

10.17             Amended and Restate Agreement of Limited Partnership of Hallwood 95, L.P. (Incorporated by
                  reference from exhibit 10.17 filed with Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995.)

27                Financial Data Schedule

__________

(a)      Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the
         Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.

(b)      Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.