Form 10-Q
period 1997-03-31
HALLWOOD REALTY PARTNERS L P
filed 1997-05-12
CIK 865439

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ---------------------

                                   FORM 10-Q


     MARK ONE
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10643

                            ---------------------


                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                            ---------------------

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

          NUMBER OF UNITS OUTSTANDING AT MAY 2, 1997: 1,672,556 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                   FORM 10-Q

                               TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION
                                                                              Page
                                                                              ----
Item 1         Financial Statements:

               Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996                                            3

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 1997 and 1996                       4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1997 and 1996                       5

               Notes to Consolidated Financial Statements                       6

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations, Liquidity and Capital Resources       7


PART II - OTHER INFORMATION



Items 1 to 6   Other Information                                                9

               Signatures                                                      10

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                 MARCH 31,   December 31,
                                                                   1997         1996
                                                                 ---------    ---------
                                                                (Unaudited)
             ASSETS

             Real estate:
                Land                                             $  56,820    $  56,820
                Buildings and improvements                         258,068      257,913
                Tenant improvements                                 18,975       18,578
                                                                 ---------    ---------
                                                                   333,863      333,311
                Accumulated depreciation                          (152,380)    (150,434)
                                                                 ---------    ---------
                   Real estate, net                                181,483      182,877

             Cash and cash equivalents                               3,020        3,556
             Accounts receivable                                     1,774        1,606
             Deferred lease commissions, net                         7,036        6,959
             Lease concessions                                       2,350        2,354
             Loan reserves and escrows                               7,382        7,739
             Loan costs, net                                         3,552        3,691
             Prepaid expenses and other assets, net                  1,767        1,432
                                                                 ---------    ---------

                   Total assets                                  $ 208,364    $ 210,214
                                                                 =========    =========



             LIABILITIES AND PARTNERS' CAPITAL


             Liabilities:
                Mortgages payable                                $ 159,957    $ 160,732
                Unamortized mortgage payable forgiveness            10,038       10,456
                Accounts payable and accrued expenses                4,758        4,834
                Prepaid rent and security deposits                   1,951        2,600
                Payable to affiliates                                  908          908
                                                                 ---------    ---------
                   Total liabilities                               177,612      179,530
                                                                 ---------    ---------

             Partners' capital:
                Limited partners - 1,672,556 units outstanding      30,444       30,377
                General partner                                        308          307
                                                                 ---------    ---------
                   Total partners' capital                          30,752       30,684
                                                                 ---------    ---------

                   Total liabilities and partners' capital       $ 208,364    $ 210,214
                                                                 =========    =========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    -------------------
                                                                      1997       1996
                                                                    --------   --------
              REVENUES:
                 Property operations                                $ 12,773   $ 12,192
                 Interest                                                135        240
                                                                    --------   --------
                    Total revenues                                    12,908     12,432
                                                                    --------   --------

              EXPENSES:
                 Property operations                                   5,821      5,882
                 Depreciation and amortization                         2,985      4,713
                 Interest                                              3,217      3,532
                 General and administrative                              817        825
                                                                    --------   --------
                    Total expenses                                    12,840     14,952
                                                                    --------   --------


              NET INCOME (LOSS)                                     $     68   $ (2,520)
                                                                    ========   ========


              ALLOCATION OF NET INCOME (LOSS):
                Limited partners                                    $     67   $ (2,495)
                General partner                                            1        (25)
                                                                    --------   --------
                  Total                                             $     68   $ (2,520)
                                                                    ========   ========


              NET INCOME (LOSS) PER UNIT AND EQUIVALENT UNIT:
                 Primary                                            $    .04   $  (1.43)
                                                                    ========   ========
                 Assuming full dilution                             $    .04   $  (1.43)
                                                                    ========   ========


              WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME
              (LOSS) PER UNIT AND EQUIVALENT UNIT:
                 Primary                                               1,673      1,748
                                                                    ========   ========
                 Assuming full dilution                                1,710      1,748
                                                                    ========   ========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                     1997        1996
                                                                   --------    --------
            OPERATING ACTIVITIES:
              Net income (loss)                                    $     68    $ (2,520)
              Adjustments to reconcile net income (loss)
              to net cash provided by operating activities:
                  Depreciation and amortization                       2,985       4,713
                  Amortization of mortgage principal forgiveness       (418)       (337)
                  Lease concessions                                       4         198
              Changes in assets and liabilities:
                  Receivables                                          (168)        157
                  Deferred lease commissions                           (578)       (835)
                  Prepaid expenses and other assets, net                  5         188
                  Accounts payable and other liabilities               (727)      1,253
                                                                   --------    --------
                     Net cash provided by operating activities        1,171       2,817
                                                                   --------    --------

            INVESTING ACTIVITIES:
              Property and tenant improvements                       (1,080)     (1,222)
              Tenant improvement escrow                                 125        --
              Property acquisition                                     --        (1,699)
              Mortgage receivable principal payments                     23          20
                                                                   --------    --------
                     Net cash used for investing activities            (932)     (2,901)
                                                                   --------    --------

            FINANCING ACTIVITIES:
              Mortgage principal payments                              (775)       (660)
               Loan reserves                                           --          --
               Loan fees                                               --           (54)
                                                                   --------    --------
                     Net cash used for financing activities            (775)       (714)
                                                                   --------    --------

            DECREASE IN CASH AND CASH EQUIVALENTS                      (536)       (798)
            BEGINNING CASH AND CASH EQUIVALENTS                       3,556      14,302
                                                                   --------    --------
            ENDING CASH AND CASH EQUIVALENTS                       $  3,020    $ 13,504
                                                                   ========    ========


              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                       Interest paid in cash during the period     $  3,503    $  3,905
                                                                   ========    ========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1  ORGANIZATION AND ACCOUNTING POLICIES

   Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. The limited partners' interests are traded on the American Stock Exchange under the symbol "HRY". As of March 31, 1997, there were 1,672,556 units outstanding.

   Hallwood Realty Corporation ("HRC"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of the partnership and its real estate properties. Hallwood Commercial Real Estate, Inc. ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services for HRP's real estate properties.

   The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior period amounts to conform to the classifications used in the current period. The reclassifications had no effect on the previously reported net loss.

   Statement of Financial Accounting Standards No. 128, "Earnings Per Share" specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of this statement will not have any impact on the earnings per unit presented.

2  TRANSACTIONS WITH RELATED PARTIES

   HRC and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                                        Entity          Three Months
                                                        Paid or            Ended
                                                       REIMBURSED         March 31,
                                                       ----------    ---------------------
                                                                       1997        1996
                                                                     ---------   ---------
                           Asset management fee             HRC      $     103   $     111
                           Property management fee         HCRE            344         353
                           Lease commissions               HCRE            345         400
                           Construction fees               HCRE             69          44
                           Acquisition fee                  HRC           --            17
                           Reimbursements of costs (a)      HRC            645         585

         (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

3  DEPRECIATION OF REAL ESTATE ASSETS

   During, 1997, HRP completed a review of its real estate asset lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for HRP's buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and the net income
   (loss) for the three months ended March 31, 1997 by approximately $1,800,000 ($1.07 per unit).

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

REVENUE FROM PROPERTY OPERATIONS increased $581,000, or 4.8%, for the first quarter of 1997, compared to the 1996 first quarter. The following table illustrates the components of the change, in thousands:

                    Rental income, net                $ 528
                    Expense recoveries                   75
                    Other property income               (22)
                                                      -----
                       Net increase                   $ 581
                                                      =====

Rental income increased primarily as the result of a rise in average occupancy between the comparable periods from 83.9% to 92.0%. As of March 31, 1997, HRP had leases executed and in place for 94.2% of the portfolio's net rentable square feet.

INTEREST INCOME fell $105,000 as a result of decreased earnings on overnight investments due to lower average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES decreased $61,000, or 1.0%, for the first quarter of 1997, compared to the same period in 1996. The following table illustrates the components of the change, in thousands:

                    Administrative costs              $  59
                    Management fees                     (17)
                    Marketing and leasing               (22)
                    Utilities                           (22)
                    Services, including janitorial      121
                    Repairs and maintenance            (108)
                    Real estate taxes                   (28)
                    Insurance                           (44)
                                                      -----
                         Net decrease                 $ (61)
                                                      =====

Administrative costs grew due to increases in salary costs and certain professional fees. Service costs expanded due to increases in security patrol, snow removal and cleaning costs. Repairs and maintenance declined primarily due to maintenance costs performed on heating and air duct systems in the 1996 period.

INTEREST EXPENSE diminished $315,000, or 8.9%, principally due to loan modifications/renewals for First Maryland Building and Executive Park in 1996. First Maryland's costs dropped $176,000 and is comprised of a $96,000 reduction in cash interest paid to the lender and $80,000 increase in amortization of mortgage principal forgiveness. Executive Park's costs decreased $86,000 due to the reduction in its interest rate by more than 1%. All other interest costs fell $53,000 due to a reduction in debt levels between the periods.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $1,728,000 primarily due to an extension of depreciable lives of certain building costs effective January 1, 1997 (see Note 3 to the Consolidated Financial Statements).

GENERAL AND ADMINISTRATIVE EXPENSES were comparable between the two periods.

                         HALLWOOD REALTY PARTNERS, L.P.



LIQUIDITY AND CAPITAL RESOURCES


HRP is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. While it is HRC's primary intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, HRC also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

As of March 31, 1997, HRP owned twelve real estate properties located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,610,000 and 2,557,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by controlling or reducing, where possible, operating expenses.

As of March 31, 1997, HRP had cash and cash equivalents of $3,020,000 as compared to $3,556,000 as of December 31, 1996. Therefore, HRP's cash position decreased $536,000 during the first three months of 1997. The sources of cash during the period were $1,171,000 of cash provided by operating activities and $148,000 of miscellaneous reimbursements from investing activities. Uses of cash during the period were $1,080,000 of property and tenant improvements and $775,000 of mortgage principal payments.

Substantially all of the buildings in eleven of HRP's properties were encumbered by and pledged as collateral under non- recourse mortgages as of March 31, 1997. Based upon loan maturities currently in effect, in the aggregate, HRP is required to pay about $2,309,000 of principal payments for the remainder of 1997. HRP doesn't have any mortgage loans maturing or requiring balloon principal payments until the year 2000.

HRC anticipates tenant improvements and lease commissions for 1997 to decrease as compared to the higher than usual level incurred during the year 1996. Based on current estimates and budgets as of March 31, 1997, HRP anticipates construction spending for tenant and capital improvements of about $3,500,000 and lease commission payments of about $700,000 for the remainder of 1997.

For the foreseeable future, management anticipates that mortgage principal payments, tenant improvements and capital expenditures, and lease commissions will be funded by the cash flow provided by operations. The primary source of capital to fund acquisitions will be proceeds from the sale or financing of one or more of its properties.

                         HALLWOOD REALTY PARTNERS, L.P.



                          PART II - OTHER INFORMATION

      Item

       1         Legal Proceedings                                      None.

       2         Changes in Securities                                  None.

       3         Defaults upon Senior Securities                        None.

       4         Submission of Matters to a Vote of Security Holders    None.

       5         Other Information                                      None.

       6         Exhibits and Reports on Form 8-K

                 (a) Exhibits

                     27 - Financial Data Schedule                       Page 11

                 (b) Reports on Form 8-K                                None.

                         HALLWOOD REALTY PARTNERS, L.P.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      HALLWOOD REALTY PARTNERS, L.P.
                                      ------------------------------------
                                             (Registrant)

                                      By: HALLWOOD REALTY CORPORATION
                                          General Partner


Date: May 7, 1997                     By: /s/ WILLIAM L. GUZZETTI
      -----------                         --------------------------------
                                          William L. Guzzetti
                                          President
                                          (Chief Operating Officer)


Date: May 7, 1997                     By: /s/ JEFFREY D. GENT
      -----------                         --------------------------------
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
