Form 10-Q
period 1997-06-30
HALLWOOD REALTY PARTNERS L P
filed 1997-08-12
CIK 865439

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q


MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

        NUMBER OF UNITS OUTSTANDING AT AUGUST 8, 1997: 1,672,556 UNITS.


===============================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                   FORM 10-Q

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               ----
Item 1          Financial Statements:

                Consolidated Balance Sheets as of June 30, 1997
                and December 31, 1996                                                            3

                Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 1997 and 1996                                4

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1997 and 1996                                          5

                Notes to Consolidated Financial Statements                                       6

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                       8

PART II - OTHER INFORMATION

Items 1 to 6    Other Information                                                               11

                Signatures                                                                      12

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                        JUNE 30,     December 31,
                                                         1997            1996
                                                     ------------    ------------
                                                      (UNAUDITED)
ASSETS

Real estate:
    Land                                             $     56,546    $     56,820
    Buildings and improvements                            258,297         257,913
    Tenant improvements                                    18,225          18,578
                                                     ------------    ------------
                                                          333,068         333,311
    Accumulated depreciation                             (152,068)       (150,434)
                                                     ------------    ------------
       Real estate, net                                   181,000         182,877

Cash and cash equivalents                                   4,413           3,556
Accounts receivable                                         1,345           1,606
Deferred lease commissions, net                             7,126           6,959
Lease concessions                                           2,337           2,354
Loan reserves and escrows                                   7,600           7,739
Loan costs, net                                             3,439           3,691
Prepaid expenses and other assets, net                        554           1,432
                                                     ------------    ------------

       Total assets                                  $    207,814    $    210,214
                                                     ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                $    159,499    $    160,732
    Unamortized mortgage payable forgiveness                9,766          10,456
    Accounts payable and accrued expenses                   4,117           4,834
    Prepaid rent and security deposits                      2,628           2,600
    Payable to affiliates                                     116             908
                                                     ------------    ------------
       Total liabilities                                  176,126         179,530
                                                     ------------    ------------

Partners' capital:
    Limited partners - 1,672,556 units outstanding         31,371          30,377
    General partner                                           317             307
                                                     ------------    ------------
       Total partners' capital                             31,688          30,684
                                                     ------------    ------------

       Total liabilities and partners' capital       $    207,814    $    210,214
                                                     ============    ============






                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)



                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                   -------------------    -------------------
                                     1997       1996        1997       1996
                                   --------   --------    --------   --------
REVENUES:
   Property operations             $ 13,312   $ 12,036    $ 26,085   $ 24,228
   Interest                             131        222         266        462
                                   --------   --------    --------   --------
      Total revenues                 13,443     12,258      26,351     24,690
                                   --------   --------    --------   --------

EXPENSES:
   Property operations                5,408      5,678      11,229     11,560
   Interest                           3,239      3,513       6,456      7,045
   Depreciation and amortization      3,010      4,715       5,995      9,428
   General and administrative           850        676       1,667      1,501
                                   --------   --------    --------   --------
      Total expenses                 12,507     14,582      25,347     29,534
                                   --------   --------    --------   --------

NET INCOME (LOSS)                  $    936   $ (2,324)   $  1,004   $ (4,844)
                                   ========   ========    ========   ========

ALLOCATION OF NET INCOME (LOSS):
  Limited partners                 $    927   $ (2,300)   $    994   $ (4,795)
  General partner                         9        (24)         10        (49)
                                   --------   --------    --------   --------
    Total                          $    936   $ (2,324)   $  1,004   $ (4,844)
                                   ========   ========    ========   ========

NET INCOME (LOSS) PER UNIT AND
EQUIVALENT UNIT:
   Primary                         $    .55   $  (1.35)   $    .59   $  (2.78)
                                   ========   ========    ========   ========
   Assuming full dilution          $    .54   $  (1.35)   $    .58   $  (2.78)
                                   ========   ========    ========   ========

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME (LOSS) PER
UNIT AND EQUIVALENT UNIT:
   Primary                            1,673      1,699       1,673      1,724
                                   ========   ========    ========   ========
   Assuming full dilution             1,720      1,699       1,715      1,724
                                   ========   ========    ========   ========






                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
OPERATING ACTIVITIES:
   Net income (loss)                                   $    1,004    $   (4,844)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation and amortization                         5,995         9,428
      Amortization of mortgage principal forgiveness         (834)         (670)
      Lease concessions                                        17           333
   Changes in assets and liabilities:
      Receivables                                             261           494
      Deferred lease commissions                           (1,193)       (1,435)
      Prepaid expenses and other assets, net                  617           374
      Accounts payable and other liabilities               (1,481)         (842)
                                                       ----------    ----------
         Net cash provided by operating activities          4,386         2,838
                                                       ----------    ----------

INVESTING ACTIVITIES:
   Property and tenant improvements                        (2,431)       (2,890)
   Tenant improvement escrow                                  566          --
   Property acquisition                                      (646)       (1,699)
   Mortgage receivable principal payments                      46            42
                                                       ----------    ----------
         Net cash used for investing activities            (2,465)       (4,547)
                                                       ----------    ----------

FINANCING ACTIVITIES:
   Mortgage principal payments                             (1,638)       (1,549)
   Mortgage principal proceeds                                549          --
   Purchase of Units                                         --          (1,793)
   Loan fees                                                   25           (54)
                                                       ----------    ----------
         Net cash used for financing activities            (1,064)       (3,396)
                                                       ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              857        (5,105)
BEGINNING CASH AND CASH EQUIVALENTS                         3,556        14,302
                                                       ----------    ----------
ENDING CASH AND CASH EQUIVALENTS                       $    4,413    $    9,197
                                                       ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid in cash during the period                $    7,068    $    7,763
                                                       ==========    ==========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1    ORGANIZATION AND ACCOUNTING POLICIES

     Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. The limited partners' interests are traded on the American Stock Exchange under the symbol "HRY". As of June 30, 1997, there were 1,672,556 units outstanding.

     Hallwood Realty Corporation ("HRC or General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of the partnership and its real estate properties. Hallwood Commercial Real Estate, Inc. ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services for HRP's real estate properties.

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

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 31, 1997. Management believes that the adoption of this statement will not have any impact on the earnings per unit presented.

2    TRANSACTIONS WITH RELATED PARTIES

     HRC and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                           ENTITY      THREE MONTHS      SIX MONTHS
                           PAID OR       ENDED              ENDED
                          REIMBURSED    JUNE 30,          JUNE 30,
                          ---------- ---------------   ---------------
                                      1997     1996     1997     1996
                                     ------   ------   ------   ------
Asset management fee          HRC    $  118   $  114   $  221   $  225
Property management fee       HCRE      404      370      748      723
Lease commissions             HCRE      464      384      809      784
Construction fees             HCRE       81      110      149      154
Acquisition fee               HRC         7     --          7       17
Reimbursements of costs (a)   HRC       569      536    1,214    1,211

(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

3   DEPRECIATION OF REAL ESTATE ASSETS

    During 1997, HRP completed a review of its real estate asset lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for HRP's buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net results for the three and six months ended June 30, 1997 by approximately $1,800,000 ($1.07 per unit) and $3,600,000 ($2.14 per unit), respectively.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


4   LITIGATION

    On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 105578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses.

    On June 25, 1997, plaintiff filed a motion to amend its complaint to add as additional defendants Hallwood and the directors of the General Partner and to include claims that the General Partner had breached its fiduciary duties by not providing access to the books and records as requested, that the General Partner, its directors and Hallwood had breached the partnership agreement and their fiduciary duties by causing HRP to engage in certain transactions, including a reverse unit split, an odd-lot tender offer, grants of unit options and sales of units to Hallwood on terms that plaintiff alleged were not fair to HRP, and that the defendants did not disclose to HRP and its partners the value of HRP's assets and the reasons for the various transactions complained of. The complaint as requested to be amended seeks production of the requested documents, rescission of sales of units to Hallwood, removal of the General Partner, unspecified damages and reimbursement to HRP of its expenses in connection with the transactions and payment of plaintiff's fees and expenses.

    At the same time as the filing of the motion to amend the first complaint, plaintiff filed a separate motion in the same court, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), alleging the same facts and demanding the same relief as plaintiff sought to be included in the amended complaint in the first action.

    On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

    Defendants believe that the claims are without merit and intend to defend the cases vigorously, but because of its early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

                         HALLWOOD REALTY PARTNERS, L.P.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

REVENUE FROM PROPERTY OPERATIONS increased $1,276,000, or 10.6%, for the second quarter of 1997, compared to the 1996 second quarter. The following table illustrates the components of the change, in thousands:

Rental income, net                             $  1,103
Expense recoveries                                  (3)
Other property income                               176
                                               --------
   Net increase                                $  1,276
                                               ========

Rental income increased primarily as the result of a rise in average occupancy between the comparable periods from 87.3% to 93.6%. As of June 30, 1997, HRP had leases executed and in place for 94.7% of the portfolio's net rentable square feet.

INTEREST INCOME fell $91,000 as a result of decreased earnings on overnight investments due to lower average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES decreased $270,000, or 4.8%, for the second quarter of 1997, compared to the same period in 1996. The following table illustrates the components of the change, in thousands:

Administrative costs                                   $    47
Management fees                                             38
Utilities                                                 (165)
Services, including janitorial                              (4)
Repairs and maintenance                                   (179)
Real estate taxes                                           12
Insurance                                                  (19)
                                                       -------
     Net decrease                                      $  (270)
                                                       =======

Administrative costs grew due to increases in salary costs and certain professional fees. Higher management fees were the result of an increase in net rental income. Utilities decreased primarily due to implementation of an energy-savings program at the properties in Atlanta that resulted in lower billing rates by the local electric company. Repairs and maintenance declined primarily due to maintenance costs performed on heating and air duct systems in the 1996 period.

INTEREST EXPENSE diminished $274,000, or 7.8%, principally due to loan modifications/renewals for First Maryland Building and Executive Park in 1996. First Maryland's costs dropped $146,000 and is comprised of a $63,000 reduction in cash interest paid to the lender and $83,000 increase in amortization of mortgage principal forgiveness. Executive Park's costs decreased $90,000 due to the reduction in its interest rate by more than 1%. All other interest costs fell $38,000 due to a reduction in debt levels between the periods.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $1,705,000 primarily due to an extension of depreciable lives of certain building costs effective January 1, 1997 (see Note 3 to the Consolidated Financial Statements).

GENERAL AND ADMINISTRATIVE EXPENSES increased $174,000 due to increases in overhead, salary and legal costs.

                         HALLWOOD REALTY PARTNERS, L.P.




RESULTS OF OPERATIONS - CONTINUED

FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996


REVENUE FROM PROPERTY OPERATIONS increased $1,857,000, or 7.7%, for the first six months of 1997, compared to the first six months of 1996. The following table illustrates the components of the change, in thousands:

Rental income, net               $    1,631
Expense recoveries                       72
Other property income                   154
                                 ----------
   Net increase                  $    1,857
                                 ==========

Rental income increased primarily as the result of a rise in average occupancy between the comparable periods from 86.3% to 92.6%. As of June 30, 1997, HRP had leases executed and in place for 94.7% of the portfolio's net rentable square feet.

INTEREST INCOME fell $196,000 as a result of decreased earnings on overnight investments due to lower average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES decreased $331,000, or 2.9%, for the first six months of 1997, compared to the same period in 1996. The following table illustrates the components of the change, in thousands:

Administrative costs                   $      106
Management fees                                21
Marketing and leasing                         (22)
Utilities                                    (187)
Services, including janitorial                117
Repairs and maintenance                      (287)
Real estate taxes                             (16)
Insurance                                     (63)
                                       ----------
     Net decrease                      $     (331)
                                       ==========

Administrative costs grew due to increases in salary costs and certain professional fees. Service costs expanded due to increases in security patrol, elevator servicing and cleaning costs. Utilities decreased primarily due to implementation of an energy-savings program at the properties in Atlanta that resulted in lower billing rates by the local electric company. Repairs and maintenance declined primarily due to maintenance costs performed on heating and air duct systems in the 1996 period.

INTEREST EXPENSE diminished $589,000, or 8.4%, principally due to loan modifications/renewals for First Maryland Building and Executive Park in 1996. First Maryland's costs dropped $322,000 and is comprised of a $159,000 reduction in cash interest paid to the lender and $163,000 increase in amortization of mortgage principal forgiveness. Executive Park's costs decreased $176,000 due to the reduction in its interest rate by more than 1%. All other interest costs fell $91,000 due to a reduction in debt levels between the periods.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $3,433,000 primarily due to an extension of depreciable lives of certain building costs effective January 1, 1997 (see Note 3 to the Consolidated Financial Statements).

GENERAL AND ADMINISTRATIVE EXPENSES increased $166,000 due to increases in overhead, salary and legal costs.

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

As of June 30, 1997, HRP owned twelve real estate properties located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,609,000 and 2,557,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by controlling or reducing, where possible, operating expenses.

HRP's cash position increased $857,000 during the first six months of 1997 from $3,556,000 as of December 31, 1996 to $4,413,000 as of June 30, 1997. The
sources of cash during the period were $4,386,000 of cash provided by operating activities, $549,000 of mortgage principal proceeds and $71,000 of miscellaneous investing and financing receipts. Uses of cash during the period were $1,865,000 of net property and tenant improvements, $646,000 of property acquisition cost and $1,638,000 of mortgage principal payments.

In May 1997, HRP acquired approximately 6.2 acres of land at the Corporate Square office complex of which about half is a parking lot and the other half is wooded land for a purchase price of $725,000, plus about $22,000 of miscellaneous costs. The purchase price consists of a $75,000 cash down payment and a $650,000 seven year, fully-amortizing non-recourse mortgage note with 0% interest in the first year; 4% interest in years two and three; 6% interest in years four and five; and 8% interest in years six and seven. The monthly principal payments are $6,250 in the first two years and $8,333 thereafter. For financial reporting purposes, the carrying values of the mortgage note and land were reduced by $101,000 in order to reflect an imputed market interest rate of 8% for the mortgage note. HCRE has erected a "build to suit" sign in order to further explore HRP's possibilities for the land's usage.

Substantially all of the buildings in eleven of HRP's properties were encumbered by and pledged as collateral under non-recourse mortgages as of June 30, 1997. Based upon loan maturities currently in effect, in the aggregate, HRP is required to pay about $1,460,000 of principal payments for the remainder of 1997. HRP doesn't have any mortgage loans maturing or requiring balloon principal payments until the year 2000.

HRC anticipates tenant improvements and lease commissions for 1997 to decrease as compared to the higher than usual level incurred during the year 1996. Based on current estimates and budgets as of June 30, 1997, HRP anticipates construction spending for tenant and capital improvements of about $1,200,000 and lease commission payments of about $600,000 for the remainder of 1997.

For the foreseeable future, management anticipates that mortgage principal payments, tenant improvements and capital expenditures, and lease commissions will be funded by the cash flow provided by operations. The primary source of capital to fund acquisitions will be proceeds from the sale or financing of one or more of its properties.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1924, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by HRP or any other person that the objectives and plans of HRP will be achieved.

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




                                       HALLWOOD REALTY PARTNERS, L.P.
                                       (Registrant)

                                       By:  HALLWOOD REALTY CORPORATION
                                            General Partner


Date: August 11, 1997                  By:  /s/ WILLIAM L. GUZZETTI
      ---------------                       -----------------------------------
                                                William L. Guzzetti
                                                President
                                                (Chief Operating Officer)


Date: August 11, 1997                  By:  /s/ JEFFREY D. GENT
      ---------------                       -----------------------------------
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

  27                Financial Data Schedule