Form 10-Q
period 1997-09-30
HALLWOOD REALTY PARTNERS L P
filed 1997-11-07
CIK 865439

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q


     MARK ONE
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10643

                             ----------------------


                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                             ----------------------

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

       NUMBER OF UNITS OUTSTANDING AT NOVEMBER 6, 1997: 1,672,556 UNITS.



===============================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                   FORM 10-Q

                               TABLE OF CONTENTS




                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1         Financial Statements (unaudited):

               Consolidated Balance Sheets as of September 30, 1997
               and December 31, 1996                                                         3

               Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 1997 and 1996                       4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1997 and 1996                                 5

               Notes to Consolidated Financial Statements                                    6

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations, Liquidity and Capital Resources                    8


PART II - OTHER INFORMATION
---------------------------


Items 1 to 6   Other Information                                                             11

               Signatures                                                                    12

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                           SEPTEMBER 30,      December 31,
                                                                               1997               1996
                                                                            -----------        ----------
                                                                            (UNAUDITED)
             ASSETS
             ------

           Real estate:
                Land                                                        $    56,549        $   55,900
                Buildings and improvements                                      258,904           257,913
                Tenant improvements                                              18,115            18,578
                                                                            -----------        ----------
                                                                                333,568           332,391
                Accumulated depreciation                                       (153,720)         (149,514)
                                                                            -----------        ----------
                   Real estate, net                                             179,848           182,877
             Cash and cash equivalents                                            4,765             3,556
             Accounts receivable                                                  1,361             1,606
             Deferred lease commissions, net                                      7,065             6,959
             Lease concessions                                                    2,369             2,354
             Loan reserves and escrows                                            6,954             7,739
             Loan costs, net                                                      3,326             3,691
             Prepaid expenses and other assets, net                                 965             1,432
                                                                            -----------        ----------

                   Total assets                                             $   206,653        $  210,214
                                                                            ===========        ==========



             LIABILITIES AND PARTNERS' CAPITAL
             ---------------------------------

             Liabilities:
                Mortgages payable                                           $   158,734        $  160,732
                Unamortized mortgage payable forgiveness                          9,350            10,456
                Accounts payable and accrued expenses                             3,741             4,834
                Prepaid rent and security deposits                                2,305             2,600
                Payable to affiliates                                               266               908
                                                                            -----------        ----------
                   Total liabilities                                            174,396           179,530
                                                                            -----------        ----------

             Partners' capital:
                Limited partners - 1,672,556 units outstanding                   31,934            30,377
                General partner                                                     323               307
                                                                            -----------        ----------
                   Total partners' capital                                       32,257            30,684
                                                                            -----------        ----------

                   Total liabilities and partners' capital                  $   206,653        $  210,214
                                                                            ===========        ==========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)



                                                               Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                         ---------------------------      ------------------------

                                                              1997           1996            1997          1996
                                                          -----------     ----------      ----------    ----------
     REVENUES:
       Property operations                                $    13,391     $   12,095      $   39,476    $   36,323
       Interest                                                   142            182             408           644
                                                          -----------     ----------      ----------    ----------
           Total revenues                                      13,533         12,277          39,884        36,967
                                                          -----------     ----------      ----------    ----------

     EXPENSES:
       Property operations                                      5,843          5,645          17,072        17,205
       Interest                                                 3,254          3,195           9,710        10,240
       Depreciation and amortization                            3,012          4,779           9,007        14,207
       General and administrative                                 855            761           2,522         2,262
                                                          -----------     ----------      ----------    ----------
           Total expenses                                      12,964         14,380          38,311        43,914
                                                          -----------     ----------      ----------    ----------


     NET INCOME (LOSS)                                    $       569     $   (2,103)     $    1,573    $   (6,947)
                                                          ===========     ==========      ==========    ==========


     ALLOCATION OF NET INCOME (LOSS):
       Limited partners                                   $       563     $   (2,082)     $    1,557    $   (6,878)
       General partner                                              6            (21)             16           (69)
                                                          -----------     ----------      ----------    ----------
         Total                                            $       569     $   (2,103)     $    1,573    $   (6,947)
                                                          ===========     ==========      ==========    ==========


     NET INCOME (LOSS) PER UNIT AND EQUIVALENT UNIT:
       Primary                                            $       .34     $    (1.24)     $      .93    $    (4.03)
                                                          ===========     ==========      ==========    ==========
       Assuming full dilution                             $       .33     $    (1.24)     $      .91    $    (4.03)
                                                          ===========     ==========      ==========    ==========


     WEIGHTED AVERAGE UNITS USED IN COMPUTING NET
     INCOME (LOSS) PER UNIT AND EQUIVALENT UNIT:
       Primary                                                  1,673          1,673           1,673         1,706
                                                          ===========     ==========      ==========    ==========
       Assuming full dilution                                   1,720          1,673           1,717         1,706
                                                          ===========     ==========      ==========    ==========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                              -------------------------

                                                                                                 1997           1996
                                                                                              ---------      ----------
                      OPERATING ACTIVITIES:
                        Net income (loss)                                                     $   1,573      $   (6,947)
                        Adjustments to reconcile net income (loss)
                        to net cash provided by operating activities:
                            Depreciation and amortization                                         9,007          14,207
                            Amortization of mortgage principal forgiveness                       (1,250)         (1,239)
                            Lease concessions                                                       (15)            308
                        Changes in assets and liabilities:
                            Receivables                                                             245          (1,019)
                            Deferred lease commissions                                           (1,668)         (3,494)
                            Prepaid expenses and other assets, net                                  878            (581)
                            Accounts payable and other liabilities                               (2,030)          1,798
                                                                                              ---------      ----------
                               Net cash provided by operating activities                          6,740           3,033
                                                                                              ---------      ----------

                      INVESTING ACTIVITIES:
                        Property and tenant improvements                                         (3,744)         (4,773)
                        Tenant improvement escrow                                                   645            -
                        Property acquisition                                                       (649)         (1,699)
                        Mortgage receivable principal payments                                       46              64
                                                                                              ---------      ----------
                               Net cash used for investing activities                            (3,702)         (6,408)
                                                                                              ---------      ----------

                      FINANCING ACTIVITIES:
                        Mortgage principal payments                                              (2,403)         (2,082)
                        Mortgage principal proceeds                                                 549             -
                        Purchase of units                                                           -            (1,806)
                         Loan fees                                                                   25            (119)
                                                                                              ---------      ----------
                               Net cash used for financing activities                            (1,829)         (4,007)
                                                                                              ---------      ----------

                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,209          (7,382)
                      BEGINNING CASH AND CASH EQUIVALENTS                                         3,556          14,302
                                                                                              ---------      ----------
                      ENDING CASH AND CASH EQUIVALENTS                                        $   4,765      $    6,920
                                                                                              =========      ==========



              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                       Interest paid in cash during the period                                $  10,654      $   11,551
                                                                                              =========      ==========



                See notes to consolidated financial statements.

1  ORGANIZATION AND ACCOUNTING POLICIES

   Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. The limited partners' interests are traded on the American Stock Exchange under the symbol "HRY". As of September 30, 1997, there were 1,672,556 units outstanding.

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

   Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting on Comprehensive Income", was issued in June 1997 and establishes standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997 and will be adopted by HRP effective January 1, 1998. HRP anticipates the adoption of SFAS No. 130 will not have any impact on its current disclosures.

   Also issued in June 1997 was SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosure by HRP and will be effective for HRP beginning January 1, 1998.


2  TRANSACTIONS WITH RELATED PARTIES

   HRC and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                              Entity                                         Nine Months
                                             Paid or           Three Months Ended                Ended
                                            Reimbursed           September 30,               September 30,
                                            ----------         ------------------         --------------------
                                                                 1997        1996            1997         1996
                                                                 ----        ----            ----         ----
             Asset management fee                HRC            $ 119       $ 111         $   340      $   336
             Property management fee             HCRE             387         339           1,135        1,062
             Lease commissions                   HCRE             372       1,467           1,181        2,251
             Construction fees                   HCRE              89         125             238          279
             Acquisition fee                     HRC               -           -                7           17
             Reimbursements of costs (a)         HRC              511         583           1,725        1,704

              (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)



3  DEPRECIATION OF REAL ESTATE ASSETS

   During 1997, HRP completed a review of its real estate asset lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for HRP's buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net results for the three and nine months ended September 30, 1997 by approximately $1,800,000 ($1.07 per unit) and $5,400,000 ($3.21 per unit), respectively.


4  LITIGATION

   On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses.

   On June 25, 1997, plaintiff filed a motion to amend its complaint to add as additional defendants Hallwood and the directors of the General Partner and to include claims that the General Partner had breached its fiduciary duties by not providing access to the books and records as requested, that the General Partner, its directors and Hallwood had breached the partnership agreement and their fiduciary duties by causing HRP to engage in certain transactions, including a reverse unit split, an odd-lot tender offer, grants of unit options and sales of units to Hallwood on terms that plaintiff alleged were not fair to HRP, and that the defendants did not disclose to HRP and its partners the value of HRP's assets and the reasons for the various transactions complained of. The defendants have moved to dismiss the amended compliant. The complaint as amended seeks production of the requested documents, recission of sales of units to Hallwood, removal of the General Partner, unspecified damages, reimbursement to HRP of its expenses in connection with the transactions, and payment of plaintiff's fees and expenses.

   At the same time as the filing of the motion to amend the first complaint, plaintiff filed a separate action in the same court, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), alleging the same facts and demanding the same relief as plaintiff sought in the amended complaint in the first action.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

REVENUE FROM PROPERTY OPERATIONS increased $1,296,000, or 10.7%, for the third quarter of 1997, compared to the 1996 third quarter. The following table illustrates the components of the change, in thousands:

Rental income, net                 $  1,387
Expense recoveries                      (18)
Other property income                   (73)
                                   --------
   Net increase                    $  1,296
                                   ========

Rental income increased primarily as the result of a rise in average occupancy between the comparable periods from 86.6% to 93.5%. As of September 30, 1997, HRP had leases executed and in place for 94.3% of the portfolio's net rentable square feet.

INTEREST INCOME fell $40,000 as a result of decreased earnings on overnight investments due to lower average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES increased $198,000, or 3.5%, for the third quarter of 1997, compared to the same period in 1996. The following table illustrates the components of the change, in thousands:

Administrative costs                        $   (19)
Management fees                                  56
Utilities                                        69
Services, including janitorial                  132
Repairs and maintenance                         (61)
Real estate taxes                                54
Insurance                                       (30)
Marketing and leasing                            (3)
                                            -------
     Net increase                           $   198
                                            =======

Higher management fees were the result of increases in net rental income as a result of a rise in average occupancy between the periods. Services expanded primarily due to increases in cleaning costs, mostly due to the occupancy gains. Repairs and maintenance declined primarily due to maintenance costs performed on heating and air duct systems in the 1996 period.

INTEREST EXPENSE increased $59,000, or 1.8%, principally due to loan modifications/renewals for First Maryland Building and Executive Park in 1996. First Maryland's costs increased $196,000 during the current three month period because of a loan modification agreement signed October 3, 1996 that was retroactive to May 31, 1996. Executive Park's costs decreased $93,000 due to the reduction in its interest rate by slightly more than 1%. All other interest costs fell $44,000 due to a reduction in debt levels between the periods.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $1,767,000 primarily due to an extension of depreciable lives of certain building costs effective January 1, 1997 (see Note 3 to the Consolidated Financial Statements).

GENERAL AND ADMINISTRATIVE EXPENSES increased $94,000 primarily due to increases in certain professional fees and state franchise taxes.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996


REVENUE FROM PROPERTY OPERATIONS increased $3,153,000, or 8.7%, for the first nine months of 1997, compared to the first nine months of 1996. The following table illustrates the components of the change, in thousands:

Rental income, net                 $  3,018
Expense recoveries                       54
Other property income                    81
                                   --------
   Net increase                    $  3,153
                                   ========

Rental income increased primarily as the result of a rise in average occupancy between the comparable periods from 86.4% to 92.9%. As of September 30, 1997, HRP had leases executed and in place for 94.3% of the portfolio's net rentable square feet.

INTEREST INCOME fell $236,000 as a result of decreased earnings on overnight investments due to lower average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES decreased $133,000, or 0.8%, for the first nine months of 1997, compared to the same period in 1996. The following table illustrates the components of the change, in thousands:

Administrative costs                        $    87
Management fees                                  77
Marketing and leasing                           (25)
Utilities                                      (118)
Services, including janitorial                  249
Repairs and maintenance                        (348)
Real estate taxes                                38
Insurance                                       (93)
                                            -------
     Net decrease                           $  (133)
                                            =======

Administrative costs grew due to increases in salary costs. Higher management fees were the result of increases in net rental income as a result of a rise in average occupancy between the periods. Utilities decreased primarily due to implementation of an energy-savings program at the properties in Atlanta that resulted in lower billing rates by the local electric company. Services expanded due to increases in security patrol, elevator servicing and cleaning costs. Repairs and maintenance declined primarily due to maintenance costs performed on heating and air duct systems in the 1996 period.

INTEREST EXPENSE diminished $530,000, or 5.2%, principally due to loan modifications/renewals for First Maryland Building and Executive Park in 1996. First Maryland's costs dropped $126,000 and is comprised of a $115,000 reduction in cash interest paid to the lender and a $11,000 increase in amortization of mortgage principal forgiveness. Executive Park's costs decreased $269,000 due to the reduction in its interest rate by slightly more than 1%. All other interest costs fell $135,000 due to a reduction in debt levels between the periods.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $5,200,000 primarily due to an extension of depreciable lives of certain building costs effective January 1, 1997 (see Note 3 to the Consolidated Financial Statements).

GENERAL AND ADMINISTRATIVE EXPENSES increased $260,000 primarily due to increases in legal costs, certain professional fees, and state franchise taxes.

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

As of September 30, 1997, HRP owned twelve real estate properties located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,608,000 and 2,557,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants and by controlling or reducing, where possible, operating expenses.

HRP's cash position increased $1,209,000 during the first nine months of 1997 from $3,556,000 as of December 31, 1996 to $4,765,000 as of September 30, 1997.
The sources of cash during the period were $6,740,000 of cash provided by operating activities, $549,000 of mortgage principal proceeds and $71,000 of miscellaneous investing and financing receipts. Uses of cash during the period were $3,099,000 of net property and tenant improvements, $649,000 of property acquisition costs and $2,4032,000 of mortgage principal payments.

Substantially all of the buildings in eleven of HRP's properties were encumbered by and pledged as collateral under non- recourse mortgages as of September 30, 1997. Based upon loan maturities currently in effect, in the aggregate, HRP is required to pay about $695,000 of principal payments for the remainder of 1997. HRP doesn't have any mortgage loans maturing or requiring balloon principal payments until the year 2000.

HRC anticipates tenant improvements and lease commissions for 1997 to decrease as compared to the higher than usual level incurred during the year 1996.
Based on current estimates and budgets as of September 30, 1997, HRP anticipates construction spending for tenant and capital improvements of about $700,000 and lease commission payments of about $200,000 for the fourth quarter of 1997.

For the foreseeable future, management anticipates that mortgage principal payments, tenant improvements and capital expenditures, and lease commissions will be funded by the cash flow provided by operations. The primary source of capital to fund acquisitions will be proceeds from the sale or financing of one or more of its properties.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1924, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward- looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by HRP or any other person that the objectives and plans of HRP will be achieved.

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



                                          HALLWOOD REALTY PARTNERS, L.P.
                                          ---------------------------------
                                              (Registrant)

                                          By: HALLWOOD REALTY CORPORATION
                                              General Partner


Date: November 6, 1997                    By: /s/ WILLIAM L. GUZZETTI
      ----------------                        -----------------------------
                                              William L. Guzzetti
                                              President
                                              (Chief Operating Officer)


Date: November 6, 1997                    By: /s/ JEFFREY D. GENT
      ----------------                        -----------------------------
                                              Jeffrey D. Gent
                                              Vice President - Finance
                                              (Principal Financial and

                        HALLWOOD REALTY PARTNERS, L.P.

                                EXHIBIT INDEX



Exhibit           Description
-------           -----------
   27             Financial Data Schedule