Form 10-K405
period 1997-12-31
HALLWOOD REALTY PARTNERS L P
filed 1998-03-09
CIK 865439

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-K


MARK ONE

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD - FROM _________________ TO ___________________

                        COMMISSION FILE NUMBER:  1-10643

                               ------------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                               ------------------

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


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange on
             Title of each class                        which registered
             -------------------                      ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS      AMERICAN STOCK EXCHANGE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of units held by nonaffiliates of the registrant as of March 3, 1998 was approximately $65,332,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                OUTSTANDING AT MARCH 3, 1998:   1,672,556 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I

   Item 1.     Business                                                    3

   Item 2.     Properties                                                  4

   Item 3.     Legal Proceedings                                           6

   Item 4.     Submission of Matters to a Vote of
               Security Holders                                            6


PART II

   Item 5.     Market for Registrant's units and Related
               Security Holder Matters                                     7

   Item 6.     Selected Financial Data                                     8

   Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations               9

   Item 8.     Financial Statements and Supplemental Information          12

   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                       29


PART III

   Item 10.    Directors and Executive Officers of the
               Registrant                                                 30

   Item 11.    Executive Compensation                                     31

   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management                                             33

   Item 13.    Certain Relationships and Related Transactions             33


PART IV

   Item 14.    Exhibits, Financial Statement Schedule and
               Reports on Form 8-K.                                       34

                                     PART I


ITEM 1.  BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office and industrial real estate and other real estate related assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 1997, HRP owned twelve real estate properties (the "Properties") located in six states (see Item 2 - Properties). Seven are commercial office building properties and five are industrial park properties. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, Inc. ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 94% occupied at December 31, 1997. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                 1998                  24%
                 1999                  21%
                 2000                  16%
                 2001                  10%
                 2002                  11%
                 Thereafter            18%

During 1997 and 1996, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 15% and 16% of revenues in 1997 and 1996, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed approximately 10% of the revenues in 1997 and 1996.

As of December 31, 1997, Ford occupied approximately 248,000 square feet of office space under 10 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1998 and 2002 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1997, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.

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

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is estimated to cost approximately $1,700,000; however, it is not required to be removed because it is not friable and HRP has an Operations and Maintenance Program in place.

HRC and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 93 employees rendering services on behalf of HRP and its Properties are employees of HRC and/or HCRE.

The business of HRP involves only one industry segment.Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.  PROPERTIES

At December 31, 1997, HRP owned twelve properties in six states with approximately 5,162,000 net rentable square feet, of which seven are office building properties containing 2,608,000 square feet and five are industrial park properties containing 2,554,000 square feet.


NAME AND LOCATION                               GENERAL DESCRIPTION OF THE PROPERTY
-----------------                               -----------------------------------
OFFICE BUILDING PROPERTIES:

Airport Plaza                                   Fee simple interest in a 3-story office building constructed in
San Diego, California                           1982 containing 48,853 net rentable square feet of space located on 2 acres of land. The property was 87% occupied at December 31,
                                                1997.

Bellevue Corporate Plaza                        Fee simple interest in a 10-story office building constructed in
Bellevue, Washington                            1980 containing 234,880 net rentable square feet of space located on 3.6 acres of land. The property was 99% occupied at December
                                                31, 1997.

Corporate Square                                Fee simple interest in an 8-building office complex ranging from
Atlanta, Georgia                                one to seven stories, constructed between 1968 and 1973,
                                                containing an aggregate of 443,117 net rentable square feet of space located on 32 acres of land. The property was 98% occupied at December 31, 1997.

NAME AND LOCATION                               GENERAL DESCRIPTION OF THE PROPERTY
-----------------                               -----------------------------------
OFFICE BUILDING PROPERTIES -  CONTINUED:

Executive Park                                  Fee simple interest in 26 buildings ranging from one to six
Atlanta, Georgia                                stories, constructed between 1965 and 1972, containing a total of
                                                908,445 net rentable square feet of space located on 70 acres of land. The property was 90% occupied at December 31, 1997.

First Maryland Building                         Fee simple interest in a 22-story office building constructed in
Baltimore, Maryland                             1972 containing 344,153 net rentable square feet of office space on 0.6 acres of land. At December 31, 1997, the property was 94%
                                                occupied.

Montrose Office Center                          Fee simple interest in a 10-story office building constructed in
Rockville, Maryland                             1980 containing 147,658 net rentable square feet of space on 3 acres of land.  The property was 99% occupied at December 31,
                                                1997.

Parklane Towers                                 Fee simple interest in twin 15-story office buildings constructed
Dearborn, Michigan                              in 1973 containing 481,034 net rentable square feet of space on
                                                31.8 acres of land. The property was 88% occupied at December 31,
                                                1997.

INDUSTRIAL PARK PROPERTIES:

Bradshaw Business Parks                         Fee simple interest in 21 single-story buildings located at four
Sacramento and                                  separate sites containing an aggregate of 452,838 net rentable
Rancho Cordova, California                      square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981. At December 31, 1997, the property was 91% occupied.


Fairlane Commerce Park                          Fee simple interest in a portion of an office/industrial park
Dearborn, Michigan                              consisting of 12 single-story buildings constructed between 1974 and 1990. The property consists of 417,922 net rentable square feet of space on 35 acres of land. The property was 88% occupied at December 31, 1997.

Joy Road Distribution Center                    Fee simple interest in a 455,500 square foot warehouse situated on
Detroit, Michigan                               21 acres and originally constructed in the early 1940's.The property was 93% occupied at December 31, 1997.

Raintree Industrial Park                        Fee simple interest in an office/industrial complex constructed
Solon, Ohio                                     between 1971 and 1978 containing 795,065 net rentable square feet of space in 14 buildings on 49 acres of land. The property was 99%
                                                occupied at December 31, 1997.

Seattle Business Parks                          Fee simple interest in office/industrial parks located at two
Kent and Tukwila, Washington                    separate sites.The buildings were completed between 1972 and 1978 and contain an aggregate of 432,467 net rentable square feet of space in 18 buildings on 27 acres of land. At December 31, 1997, the property was 97% occupied.


For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 5 to the Consolidated Financial Statements and Schedule III contained in Item 8.

ITEM 3.  LEGAL PROCEEDINGS


On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses.

On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, the general partner of HRP, and the directors of the general partner, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint.

Defendants believe that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS


The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 3, 1998, there were approximately 35,000 unitholders of record of the 1,672,556 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter HRC reviews HRP's capacity to make cash distributions to its partners.


The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:


                                               Trading Ranges
                                            --------------------
                                              High        Low
                                            --------    --------
                     1996 -
                        1st Quarter         $ 20.375    $ 16.50
                        2nd Quarter           21.75       19.125
                        3rd Quarter           30.00       21.625

                        4th Quarter           29.00       24.50

                     1997 -

                        1st Quarter         $ 27.625    $ 24.50
                        2nd Quarter           29.75       24.50
                        3rd Quarter           55.50       29.50
                        4th Quarter           54.75       47.375

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


                                                                 Year Ended December 31,
                                             --------------------------------------------------------------
                                               1997          1996         1995          1994        1993
                                             ---------     ---------    ---------    ----------   ---------
                                                          (in thousands except per unit amounts)
Statement of Operations:

   Total revenues                            $  53,899     $  49,612    $  50,829    $   48,615   $  48,065
   Income (loss) before extraordinary item       2,357        (9,428)      (9,024)      (18,161)    (18,769)
   Net income (loss)                             2,357        (9,428)      (9,789)      (18,161)    (18,769)
   Net income (loss) per unit - basic (a)         1.40         (5.50)       (5.55)       (10.38)     (10.73)
   Net income (loss) per unit -
      assuming dilution (a)                  $    1.35         (5.50)       (5.55)       (10.38)     (10.73)


Balance Sheet:

   Real estate, net (b)                      $ 179,028     $ 182,877    $ 192,266     $ 205,212   $ 219,710
   Total assets                                207,134       210,214      225,359       225,418     248,093
   Mortgages payable                           157,911       160,732      166,675       160,296     162,938
   Partners' capital (c)                        33,041        30,684       41,917        51,522      69,683


Notes to Selected Financial Data:

     (a) Reflects effect of a 1-for-5 reverse split of the outstanding units effective as of the close of business on March 3, 1995.

     (b) Real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

     (c) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.


RESULTS OF OPERATIONS:
1997 VERSUS 1996 -

REVENUE FROM PROPERTY OPERATIONS in 1997 increased $4,099,000, or 8.4%, as compared to 1996. The following table illustrates the components of the change:

               Rental income, net                   $ 3,651,000
               Expense recoveries                       145,000
               Other property income                    303,000
                                                    -----------
                  Net increase                      $ 4,099,000
                                                    ===========

RENTAL INCOME increased primarily as the result of a rise in average occupancy between 1996 and 1997 from 87.8% to 93.1%. As of December 31, 1997, HRP had leases executed and in place for 94.4% of the portfolio's net rentable square feet.

GAIN FROM PROPERTY SALE of $394,000 in 1997 represents the sale of one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 before expenses of $8,000.

INTEREST INCOME decreased $206,000 primarily as a result of decreased earnings on overnight investments due to lower average cash balances.

PROPERTY OPERATIONS EXPENSES for 1997 increased $213,000, or 0.9%, as compared to 1996, primarily due to higher janitorial, security costs and management fees, due to increased occupancy, as well as higher salary costs, partially offset by lower property insurance and utilities' costs. The following table illustrates the components of the change:

               Administrative costs                 $    90,000
               Management fees                           99,000
               Marketing and leasing                    (51,000)
               Utilities                                (81,000)
               Services, including janitorial           276,000
               Repairs and maintenance                    4,000
               Real estate taxes                         (7,000)
               Insurance                               (117,000)
                                                     ----------
                    Net increase                     $  213,000
                                                     ==========

INTEREST EXPENSE decreased $577,000, or 4.3%, due to loan modifications/renewals for First Maryland Building and Executive Park in 1996. First Maryland's costs dropped $92,000 and is comprised of a $112,000 reduction in cash interest paid to the lender and a $20,000 decrease in amortization of mortgage principal forgiveness. Executive Park's costs decreased $313,000 due to the reduction in its interest rate by slightly more than 1%. All other interest costs fell $172,000 due to a reduction in debt levels as a result of monthly principal amortization payments.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $6,958,000 primarily due to an extension of depreciable lives of certain building costs effective January 1, 1997 (see Note 2 to the Consolidated Financial Statements in Item 8).

GENERAL AND ADMINISTRATIVE EXPENSES decreased $176,000, or 5.1%, as the result of a net decrease in professional fees and services in 1997 as compared to 1996, including certain due diligence costs for a potential acquisition in 1996, partially offset by an increase in legal costs in 1997 as a result of the legal proceeding described in Note 9 to the Consolidated Financial Statements in Item 8.

RESULTS OF OPERATIONS:
1996 VERSUS 1995 -


REVENUE FROM PROPERTY OPERATIONS in 1996 decreased $1,359,000, or 2.7%, as compared to 1995. The following table illustrates the components of the change:

               Rental income, net                   $  (459,000)
               Expense recoveries                      (539,000)
               Other property income                   (361,000)
                                                    -----------
                  Net decrease                      $(1,359,000)
                                                    ===========

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

During the first quarter of 1995, expense recoveries were abnormally high due to adjustments made to the amount of real estate recoveries from tenants in the state of Michigan for the two years prior to 1995.Accordingly, expense recoveries for 1996 decreased from 1995. Michigan eliminated certain property taxes as the major source of school funding in the summer of 1993 and later reinstated them.

INTEREST INCOME increased $142,000 primarily as a result of increased earnings on investments of funds held in loan reserve escrow accounts.

PROPERTY OPERATIONS EXPENSES for 1996 increased $834,000, or 3.8%, as compared to 1995, primarily due to higher utility costs, security control costs and repairs to heating and air duct systems, partially offset by one-time costs for certain professional fees in 1995. The following table illustrates the components of the change:

               Administrative costs                   $  49,000
               Management fees                          (22,000)
               Marketing and leasing                     60,000
               Utilities                                191,000
               Services, including janitorial           203,000
               Repairs and maintenance                  289,000
               Real estate taxes                         65,000
               Insurance                                 (1,000)
                                                      ---------
                    Net increase                      $ 834,000
                                                      =========

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

DEPRECIATION AND AMORTIZATION EXPENSE decreased $46,000 primarily due to reduced building improvement depreciation, partially offset by an increase in lease commission amortization.

GENERAL AND ADMINISTRATIVE EXPENSES increased $598,000, or 20.8%, in 1996 as compared to 1995, as the result of certain due diligence costs which were expensed for a potential acquisition which was not completed, and increases in business/franchise taxes, certain professional fees, personnel and other overhead costs.

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

As of December 31, 1997, HRP had cash and cash equivalents of $6,665,000, as compared to $3,556,000 as of December 31, 1996. Therefore, the Partnership's cash position increased $3,109,000 during 1997. The sources of cash for 1997 were $9,864,000 of cash provided by operating activities, $549,000 of mortgage principal proceeds, $502,000 of net cash proceeds from the sale of a building, $46,000 of principal collections from a mortgage receivable, and $25,000 of other financing related activities. Uses of cash for 1997 were $4,002,000 of net tenant and property improvements, $649,000 of property acquisition costs, and $3,226,000 of mortgage principal payments.

Substantially all of the buildings in eleven of HRP's Properties were encumbered by and pledged as collateral under non-recourse mortgages as of December 31, 1997. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2000. Based upon loan amortization's in effect, HRP is required to pay $3,489,000 of principal payments in 1998.

As of December 31, 1997, HRP had remaining commitments for current construction projects of about $1,500,000. Additionally, HRP has estimated and budgeted for 1998 tenant and capital improvements (excluding the aforementioned commitments) of approximately $5,370,000 and lease commissions of about $1,570,000.

On February 27, 1998, but to be effective as of March 20, 1998, HRP entered into an agreement to re-finance the mortgage loan secured by Executive Park. The new loan reduces the interest rate from 8.87% to 7.32% and extends the amortization period from fifteen years to twenty-six and a half years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 will be used (i) to pay the current principal balance of $28,800,000, (ii) to pay transaction costs and prepayment penalties of approximately $2,500,000, and (iii) for general working capital.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter HRC, as General Partner, reviews the Partnership's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

HRP anticipates that it will not incur any costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1924, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by HRP or any other person that the objectives and plans of HRP will be achieved.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



     FINANCIAL STATEMENTS:                                               Page
                                                                         ----
      Independent Auditors' Report                                        13

      Consolidated Balance Sheets as of December 31, 1997 and 1996        14

      Consolidated Statements of Operations for the years
         ended December 31, 1997, 1996 and 1995                           15

      Consolidated Statements of Partners' Capital for the years
         ended December 31, 1997, 1996 and 1995                           16

      Consolidated Statements of Cash Flows for the years
         ended December 31, 1997, 1996 and 1995                           17

      Notes to Consolidated Financial Statements                          18




     FINANCIAL STATEMENT SCHEDULE:

      Schedule III - Real Estate and Accumulated Depreciation             28

      All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



To the Partners of Hallwood Realty Partners, L.P.


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1997, the Partnership extended the depreciable lives of certain building costs based on a review of its real estate lives. The effect of the change in estimate reduced depreciation and amortization expense and improved the net results by approximately $7,200,000.

DELOITTE & TOUCHE LLP



Dallas, Texas
February 6, 1998 (Except for Note 10,
as to which the date is February 27, 1998).

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                              DECEMBER 31,
                                                       --------------------------
                                                         1997             1996
                                                       ---------        ---------
ASSETS

Real estate:
  Land                                                 $  56,441        $  55,900
  Buildings and improvements                             259,220          257,913
  Tenant improvements                                     18,734           18,578
                                                       ---------        ---------
                                                         334,395          332,391
  Accumulated depreciation and amortization             (155,367)        (149,514)
                                                       ---------        ---------
       Real estate, net                                  179,028          182,877

Cash and cash equivalents                                  6,665            3,556
Accounts receivable                                        1,162            1,606
Prepaid lease commissions, net                             7,049            6,959
Lease concessions                                          2,511            2,354
Loan reserves and escrows                                  6,215            7,739
Loan costs, net                                            3,213            3,691
Prepaid expenses and other assets, net                     1,291            1,432
                                                       ---------        ---------

       Total assets                                    $ 207,134        $ 210,214
                                                       =========        =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                    $ 157,911        $ 160,732
  Unamortized mortgage payable forgiveness                 8,926           10,456
  Accounts payable and accrued expenses                    4,157            4,834
  Prepaid rent and security deposits                       2,764            2,600
  Payable to affiliates                                      335              908
                                                       ---------        ---------
       Total liabilities                                 174,093          179,530
                                                       ---------        ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
  Limited partners - 1,672,556 units outstanding          32,711           30,377
  General partner                                            330              307
                                                       ---------        ---------

       Total partners' capital                            33,041           30,684
                                                       ---------        ---------

       Total liabilities and partners' capital         $ 207,134        $ 210,214
                                                       =========        =========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     1997           1996            1995
                                                   --------       --------        --------
REVENUES:
  Property operations                              $ 52,946       $ 48,847        $ 50,206
  Gain from property sale                               394             --              --
  Interest and other                                    559            765             623
                                                   --------       --------        --------
     Total revenues                                  53,899         49,612          50,829
                                                   --------       --------        --------

EXPENSES:
  Property operations                                23,248         23,035          22,201
  Interest                                           12,945         13,522          15,721
  Depreciation and amortization                      12,055         19,013          19,059
  General and administrative                          3,294          3,470           2,872
                                                   --------       --------        --------
     Total expenses                                  51,542         59,040          59,853
                                                   --------       --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               2,357         (9,428)         (9,024)

Extraordinary item -
  Loss on early extinguishment of debt                   --             --            (765)
                                                   --------       --------        --------

NET INCOME (LOSS)                                  $  2,357       $ (9,428)       $ (9,789)
                                                   ========       ========        ========


ALLOCATION OF NET INCOME (LOSS):
  Limited partners                                 $  2,334       $ (9,334)       $ (9,691)
  General partner                                        23            (94)            (98)
                                                   --------       --------        --------
     Total                                         $  2,357       $ (9,428)       $ (9,789)
                                                   ========       ========        ========


INCOME (LOSS) PER UNIT AND EQUIVALENT UNIT:
  Earnings per unit - basic
     Income (loss) before extraordinary item       $   1.40       $  (5.50)       $  (5.12)
     Loss on early extinguishment of debt                --             --            (.43)
                                                   --------       --------        --------
        Net income (loss)                          $   1.40       $  (5.50)       $  (5.55)
                                                   ========       ========        ========

  Earnings per unit - assuming dilution
     Income (loss) before extraordinary item       $   1.35       $  (5.50)       $  (5.12)
     Loss on early extinguishment of debt                --             --            (.43)
                                                   --------       --------        --------
        Net income (loss)                          $   1.35       $  (5.50)       $  (5.55)
                                                   ========       ========        ========

WEIGHTED AVERAGE UNITS
USED IN COMPUTING NET INCOME
(LOSS) PER UNIT AND EQUIVALENT UNIT:
  Basic                                               1,673          1,698           1,745
                                                   ========       ========        ========
  Assuming dilution                                   1,730          1,698           1,745
                                                   ========       ========        ========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                                                           Limited
                                                                                                           Partner
                                                     General           Limited                               Units
                                                     Partner           Partners           Total           Outstanding
                                                    ----------        ----------        ----------        -----------
PARTNERS' CAPITAL, JANUARY 1, 1995                  $      515        $   51,007        $   51,522         1,732,459

Purchase of fractional units                                (2)             (174)             (176)          (14,694)
Sale and issuance of units to General Partner                4               356               360            30,000
Net loss                                                   (98)           (9,691)           (9,789)               --
                                                    ----------        ----------        ----------        ----------

PARTNERS' CAPITAL, DECEMBER 31, 1995                       419            41,498            41,917         1,747,765

Purchase of units                                          (18)           (1,787)           (1,805)          (75,209)
Net loss                                                   (94)           (9,334)           (9,428)               --
                                                    ----------        ----------        ----------        ----------

PARTNERS' CAPITAL, DECEMBER 31, 1996                       307            30,377            30,684         1,672,556

Net income                                                  23             2,334             2,357                --
                                                    ----------        ----------        ----------        ----------

PARTNERS' CAPITAL, DECEMBER 31, 1997                $      330        $   32,711        $   33,041         1,672,556
                                                    ==========        ==========        ==========        ==========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                        1997            1996            1995
                                                                      --------        --------        --------
OPERATING ACTIVITIES:

    Net income (loss)                                                 $  2,357        $ (9,428)       $ (9,789)
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
        Depreciation and amortization                                   12,055          19,013          19,059
        Amortization of mortgage principal forgiveness                  (1,674)         (1,693)           (338)
        Gain from property sale                                           (394)             --              --
        Lease concessions                                                 (157)            144             688
    Changes in assets and liabilities:
        Receivables                                                        444            (526)            124
        Prepaid lease commissions, net                                  (2,191)         (4,338)         (2,172)
        Prepaid expenses and other assets, net                             510             (62)            659
        Accounts payable and other liabilities                          (1,086)            487          (5,745)
                                                                      --------        --------        --------
           Net cash provided by operating activities                     9,864           3,597           2,486
                                                                      --------        --------        --------

INVESTING ACTIVITIES:

    Property and tenant improvements                                    (5,534)         (5,998)         (4,477)
    Tenant improvement escrow                                            1,532          (1,532)             --
    Property acquisition                                                  (649)         (1,699)             --
    Cash proceeds from property sale, net of selling costs                 502              --              --
    Mortgage receivable principal payments                                  46              86              79
                                                                      --------        --------        --------
           Net cash used for investing activities                       (4,103)         (9,143)         (4,398)
                                                                      --------        --------        --------

FINANCING ACTIVITIES:

    Mortgage principal payments                                         (3,226)         (2,706)         (2,600)
    Mortgage principal proceeds                                            549              --          88,400
    Mortgage principal refinanced                                           --              --         (70,171)
    Loan reserves                                                           --            (450)         (3,376)
    Loan fees and expenses                                                  25            (239)         (4,009)
    Purchase of units                                                       --          (1,805)             --
    Sale of units to General Partner                                        --              --             360
    Purchase of fractional units                                            --              --            (176)
                                                                      --------        --------        --------
           Net cash provided by (used for) financing activities         (2,652)         (5,200)          8,428
                                                                      --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,109         (10,746)          6,516

BEGINNING CASH AND CASH EQUIVALENTS                                      3,556          14,302           7,786
                                                                      --------        --------        --------
ENDING CASH AND CASH EQUIVALENTS                                      $  6,665        $  3,556        $ 14,302
                                                                      ========        ========        ========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


1.  ORGANIZATION

    Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in diversified real estate activities, including the acquisition, ownership and operation of commercial office, industrial real estate and other real estate related assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 1997, there were 1,672,556 units outstanding.

    As of December 31, 1997, HRP owned twelve real estate assets (the "Properties"), located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,608,000 and 2,554,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

    Hallwood Realty Corporation ("HRC" or the "General Partner"), a Delaware corporation and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, HRC provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, Inc. ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


2.  ACCOUNTING POLICIES

    CONSOLIDATION

    HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 1997, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.


    CASH AND CASH EQUIVALENTS

    HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.


    PROPERTY

    Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases.

    During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net operating results by approximately $7,200,000 ($4.26 per unit.)

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


2.  ACCOUNTING POLICIES - CONTINUED

    HRP accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. HRP's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of HRP and therefore has made no loss accruals.


    OTHER ASSETS

    Lease concessions and commissions are amortized over the terms of the respective leases. Leases in the Properties expire from 1998 to 2013.
    Loan costs are amortized over the terms of the respective loans. The loans mature between 2000 and 2011. Amortization of lease concessions income, included in property operations revenues, was $157,000 in 1997. Amortization of lease concessions expense, included in property operations revenues, was $144,000 and $688,000 in 1996 and 1995, respectively. Amortization of lease commissions, included in property operations expense, was $2,101,000, $1,897,000, and $1,629,000 in 1997, 1996 and 1995,
    respectively. Amortization of loan costs, included in interest expense, was $453,000, $453,000, and $704,000 in 1997, 1996 and 1995, respectively.

    The following table sets forth the components of prepaid expenses and other assets (net) on the balance sheet as of the dates indicated (in thousands):

                                                     December 31,
                                                 -------------------
                                                  1997         1996
                                                 ------       ------
               Prepaid real estate taxes         $  851       $  723
               Prepaid insurance                    311          472
               Other deposits and prepaids          129          191
               Mortgage receivable                   --           46
                                                 ------       ------
                 Total                           $1,291       $1,432
                                                 ======       ======

    INCOME TAXES

    Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchises taxes, included in general and administrative expenses, were $117,000, $206,000, and $8,000, in 1997, 1996, and 1995, respectively.
    HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.


    COMPUTATION OF EARNINGS PER UNIT

    HRP has adopted Statements of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share". Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The options to acquire units described in Note 7 are considered to be unit equivalents. The number of equivalent units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of the options. In 1997, the weighted average units outstanding is calculated by increasing the actual weighted average units outstanding by the assumed issuance of 86,000 units from the options and the repurchase of 29,000 units with the proceeds of the exercise of such options. The options are considered antidilutive in 1996 and 1995, and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


2.  ACCOUNTING POLICIES - CONTINUED

    OTHER

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates.

    Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported net losses.

    SFAS No. 130 - "Reporting on Comprehensive Income", was issued in June 1997 and establishes standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997 and will be adopted by HRP effective January 1, 1998. HRP anticipates the adoption of SFAS No. 130 will not have any impact on its current disclosures.

    Also issued in June 1997 was SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information", which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosure by HRP and will be effective for HRP beginning January 1, 1998.


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

    HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                     Entity
                                     Paid or
                                    Reimbursed     1997         1996         1995
                                    ----------    ------       ------       ------
      Asset management fee             HRC        $  458       $  450       $  446
      Property management fee          HCRE        1,524        1,433        1,459
      Lease commissions                HCRE        1,425        2,888        1,501
      Construction fees                HCRE          353          382          270
      Acquisition fee                  HRC             7           17           --
      Reimbursement of costs (a)       HRC         2,316        2,321        1,992


----------

     (a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


4. PROPERTY ACQUISITION AND PROPERTY SALE

   In May 1997, HRP acquired approximately 6.2 acres of land at the Corporate Square office complex of which about half is a parking lot and the other half is wooded land for a purchase price of $725,000, plus about $25,000 of miscellaneous costs. The purchase price consists of a $75,000 cash down payment and a $650,000 seven year, fully-amortizing non-recourse mortgage note with 0% interest the first year; 4% interest in years two and three; 6% interest in years four and five; and 8% interest in years six and seven. For financial reporting purposes, the carrying values of the mortgage note and land were reduced by $101,000 in order to reflect an imputed market interest rate of 8% for the mortgage note. HCRE has erected a "build to suit" sign in order to further explore HRP's possibilities for the land's usage.

   In October 1997, HRP sold one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 in cash before closing expenses of $8,000. HRP recorded a $394,000 gain from the property sale.



5. MORTGAGES PAYABLE

   Substantially all of the buildings in eleven of HRP's Properties were encumbered and pledged as collateral by six non-recourse mortgages aggregating $157,911,000 as of December 31, 1997. These mortgages have interest rates varying from 8.5% to 9.25%, with an effective average interest rate of 8.9% and mature between 2000 and 2011. Certain mortgages provide for variable interest rates. Cash interest payments were $14,177,000, $14,947,000, and $15,396,000, in 1997, 1996 and 1995, respectively.

   Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands), excluding First Maryland Building's mortgage principal forgiveness discussed below:

                                                                 Total
                                    Principal    Balloon        Mortgage
                                    Payments     Payments       Payments
                                    --------     ---------      ---------
               1998                  $ 3,489     $      --      $   3,489
               1999                    3,954            --          3,954
               2000                    4,048         6,069         10,117
               2001                    4,478            --          4,478
               2002                    4,862            --          4,862
               Thereafter             29,894       101,117        131,011
                                    --------     ---------      ---------
                  Total             $ 50,725     $ 107,186      $ 157,911
                                    ========     =========      =========


   NOMURA REFINANCING -

   On September 29, 1995, a newly formed limited partnership owned 99.9% by HRP entered into an agreement for an $88,400,000 loan with Nomura Asset Capital Corporation. The loan has a 25 year principal amortization period with an interest rate of 8.7% through October 10, 2005 and 13.7% thereafter. The non-recourse loan is secured by cross collateralized, cross defaulted, perfected first mortgage liens on Airport Plaza, Bellevue Corporate Plaza, about 64% of Corporate Square, about 93% of Fairlane Commerce Park, Montrose Office Center, Parklane Towers, and Raintree Industrial Park.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


5. MORTGAGES PAYABLE  - (CONTINUED)

   FIRST MARYLAND BUILDING -

   Per the loan modification agreement described below, HRP was required to spend $2,700,000 for the costs of improvements and the lease commission for the lease renewal of First Maryland Building's major tenant. The tenant's previous lease was not scheduled to expire until mid-1997, however the tenant had been in negotiations with HRP since early 1996 in an effort to reduce their rental rate of $25 per square foot per annum, which was substantially above the prevailing market rate in downtown Baltimore, Maryland. Concurrent with the loan modification, HRP executed a revised ten-year lease with the tenant which calls for rents ranging from $15 to $17 per square foot per annum and increased their space from 62% to 71% of the property's net rentable space of approximately 343,000 square feet.

   On October 3, 1996, but effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an unchanged interest rate of LIBOR plus 3.25% (9.13% as of December 1997) and forgave $3,237,000 of the principal balance in addition to the $9,250,000 of forgiveness granted in September 1995, resulting in a loan principal balance of $25,552,000. Under this agreement, 49.9% of the property's net cash flow must be used to amortize the principal of the loan. During 1997, an additional $144,000 of forgiveness was recorded.

   For financial reporting purposes, the mortgage principal forgiveness is treated as a troubled debt restructuring and accordingly, HRP did not recognize a gain. Instead, the mortgage principal forgiveness remains on the balance sheet and is being amortized over the life of the loan. Interest expense is computed in such a way that a constant effective interest rate (currently equal to approximately 1.7%) is applied to the carrying amount of the loan.

   The contingent nature of the forgiveness that was part of the September 1995 loan modification was removed with the October 1996 loan modification. Accordingly, for federal income tax purposes, the total forgiveness of $12,487,000 was reported as a gain to the partners of HRP on their 1996 Schedule K-1s.


   EXECUTIVE PARK -

   Executive Park's mortgage notes matured on June 16, 1996. On October 8, 1996, the lender and HRP entered into a renewal and loan modification agreement, which extended the maturity date fifteen years to November 15, 2011 and set the initial interest rate at 8.87%. The notes are self-amortizing and include call options every three years for evaluation of financial performance. The interest rate may be adjusted, within certain parameters, at the call option dates. For further information regarding this mortgage loan, see Note 10.


6. LEASE AGREEMENTS

   The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $2,561,000, $2,416,000, and $3,358,000 in 1997, 1996 and
   1995, respectively. At December 31, 1997, the Properties, in the aggregate, were 94% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                1998                       $   44,076
                1999                           35,832
                2000                           28,019
                2001                           18,894
                2002                           14,029
                Thereafter                     45,498
                                            ---------
                  Total                     $ 186,348
                                            =========

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


6. LEASE AGREEMENTS - (CONTINUED)

   During 1997 and 1996, two tenants leasing space in the Properties each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed approximately 15% and 16% of revenues in 1997 and 1996, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed approximately 10% of the revenues in 1997 and 1996.

   As of December 31, 1997, Ford occupied approximately 248,000 square feet of office space under 10 separate leases at Parklane Towers and approximately 246,000 square feet of office, technical laboratory and industrial space under 8 separate leases at Fairlane Commerce Park. These leases expire between 1998 and 2002 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1997, CDC occupied approximately 202,000 square feet of office space at Executive Park under 3 leases which expire between 1999 and 2003. CDC also occupied approximately 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

   The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any one tenant or group of tenants for 10% or more of its revenues.


7. PARTNERS' CAPITAL

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


   UNIT OPTIONS

   In a separate action taken by the Board of Directors of the General Partner on February 27, 1995, a Unit Option Plan providing for the grants of options ("Options") to certain executives was approved. The Unit Option Plan calls for up to an aggregate of 86,000 New Units to be available for issuance by HRP upon the exercise of such Options. As of December 31, 1997, none of the Options have been exercised. Also approved was a loan program that provides for HRP, under certain limited conditions, to loan to the optionees the amounts necessary to exercise the Options. These nonqualified options were granted at an exercise price of $11.875 (equal to five times the closing price on the American Stock Exchange on the date before the grant to give effect of the above mentioned Reverse Split), to vest to 100% by February 27, 1997 and expire after 10 years. The options are considered antidilutive in 1996 and 1995, and therefore were not included in the calculation of loss per unit amounts.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997



7. PARTNERS' CAPITAL - (CONTINUED)

   HRP has adopted the disclosure-only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the Options. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net loss and net loss per unit for 1997, 1996 and 1995 would have been the pro forma amounts indicated below (in thousands except per unit amounts):

                                               1997            1996             1995
                                            ----------      ----------       ----------
      Net income (loss) - as reported       $    2,357      $   (9,428)      $   (9,789)

      Net income (loss) - pro forma              2,325          (9,623)         (10,146)

      Net income (loss) per unit:
       As reported -
         Basic                                    1.40           (5.50)           (5.55)
         Assuming dilution                        1.35           (5.50)           (5.55)
       Pro forma -
         Basic                                    1.38           (5.61)           (5.76)
         Assuming dilution                        1.33           (5.61)           (5.76)


   The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.


   COMMISSION-FREE OFFER TO PURCHASE UNITS

   On June 5, 1995, HRP announced a commission-free program for unitholders to sell their holdings of less than 100 units as of the record date of May 31, 1995. The offer allowed eligible unitholders to sell all, but not less than all, of their units to HRP without incurring any brokerage commissions. The offer benefits HRP by reducing the annual unitholder servicing costs incurred for tax reporting, printing, postage and transfer agent costs.

   Units were purchased by HRP on the first business day (the "Purchase Date") on which HRP determined that the unit certificate was in proper form and that the Letter of Transmittal form was properly completed. The per unit price paid by HRP was based on the average of the closing market prices of the units for the five trading days immediately preceding the Purchase Date, as reported by The Wall Street Journal. On July 10, 1995 the offer expired. HRP acquired about 294,000 units from over 16,600 unitholders. As planned, HRP resold the acquired units to Hallwood for the amount that it had paid for the units, approximately $4,100,000.


   OTHER UNIT PURCHASES

   HRP purchased, in private transactions, 74,760 units for $1,775,000 in May 1996 and 449 units for $12,000 in July 1996. Accordingly, HRP's outstanding units have decreased from 1,747,765 Units to 1,672,556 units. In addition, the General Partner's capital account was adjusted by $18,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement.


8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value amounts of certain financial instruments have been determined using available market information based upon negotiations held by HRC with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

   The fair value of financial instruments that are short-term or re-price frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments.

   Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 7.75% and 8.8% as of December 31, 1997 and 1996, respectively) and has determined that they would equal approximately $166,871,000 and $159,096,000 (excluding the unamortized mortgage payable forgiveness discussed in Note 4) of estimated fair value as of December 31, 1997 and 1996, respectively.

   As of December 31, 1997 and 1996, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.


9. COMMITMENTS AND CONTINGENCIES

   LITIGATION

   On February 27, 1997, a lawsuit was filed in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578). The complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses.

   On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P.
   v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, the general partner of HRP, and the directors of the general partner, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

   On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

   On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint.

   Defendants believe that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

   HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997


9.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

    ASBESTOS

    Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of the asbestos at Parklane Towers is estimated to cost approximately $1,700,000; however, it is not required to be removed since it is not friable and the Partnership has an Operations and Maintenance Program in place. Federal and state environmental legislation or regulations may have an impact on the future operations of Parklane Towers or certain other properties if such legislation or regulations require the immediate expenditure of funds to comply with applicable restrictions or requirements.


    RIGHTS PLAN

    HRP has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each unit of the Partnership to holders of record at the close of business as of December 10, 1990. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Partnership's units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. The rights will expire on November 30, 2000. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either Partnership units or shares in an "acquiring entity" at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units.


10. SUBSEQUENT EVENT

    On February 27, 1998, but to be effective as of March 20, 1998, HRP entered into an agreement to re-finance the mortgage loan secured by Executive Park. The new loan reduces the interest rate from 8.87% to 7.32% and extends the amortization period from fifteen years to twenty-six and a half years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 will be used (i) to pay the current principal balance of $28,800,000, (ii) to pay transaction costs and prepayment penalties of approximately $2,500,000, and
    (iii) for general working capital.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1997





11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


    Set forth below is selected quarterly financial data for the years ended December 31, 1997 and 1996.

                                                                           Quarter Ending
                                                     ----------------------------------------------------------
                                                     March 31        June 30       September 30     December 31
                                                     --------        --------      ------------     -----------
                                                              (In thousands except per unit amounts)
                       1997

    Total revenues (a)                               $ 12,908        $ 13,443        $ 13,533        $ 14,015

    Property operations revenues less property
       operations expenses and general
           and administrative expenses                  6,135           7,054           6,693           6,522

    Net income                                             68             936             569             784
    Net income per unit - basic                           .04             .55             .34             .47
    Net income per unit - assuming dilution               .04             .54             .33             .45


                       1996

    Total revenues                                   $ 12,432        $ 12,258        $ 12,277        $ 12,645

    Property operations revenues less property
      operations expenses and general
           and administrative expenses                  5,485           5,682           5,689           5,486

    Net loss                                           (2,520)         (2,324)         (2,103)         (2,481)
    Net loss per unit - basic                           (1.43)          (1.35)          (1.24)          (1.48)
    Net loss per unit - assuming dilution               (1.43)          (1.35)          (1.24)          (1.48)

----------

    (a) Total revenues in the fourth quarter of 1997 include $394,000 of gain from the sale of a property.

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                                            Costs
                                                                         capitalized
                                                                         subsequent to        Gross amount at which
                                                     Initial cost        acquisition        carried at close of period
                                               -----------------------   ------------   -----------------------------------
                                                           Buildings      Buildings                Buildings
                                                              and            and                      and
Description (A)                 Encumbrances     Land     improvements   improvements     Land    improvements    Total (B)
                                ------------   --------   ------------   ------------   --------  ------------    ---------
OFFICE PROPERTIES:
 Airport Plaza                    $    781     $    300     $  4,013       $    337     $    300     $  4,350     $  4,650
 Bellevue Corporate Plaza           15,623        7,428       17,617          2,999        7,428       20,616       28,044
 Corporate Square                   13,488        6,142       14,112          8,304        6,142       22,416       28,558
 Executive Park                     28,974       15,243       34,982          9,897       15,243       44,879       60,122
 First Maryland Building            24,873        2,100       43,772          3,418        2,100       47,190       49,290
 Montrose Office Center              6,347        5,096       15,754          3,660        5,096       19,414       24,510
 Parklane Towers                    23,435        3,420       37,592          3,203        3,420       40,795       44,215

INDUSTRIAL PARK PROPERTIES:
 Bradshaw Business Parks             6,349        5,018       15,563          4,448        5,018       20,011       25,029
 Fairlane Commerce Park             20,701        5,191       18,080          5,319        5,191       23,399       28,590
 Joy Road Distribution Center           --          359        1,340          1,299          359        2,639        2,998
 Raintree Industrial Park           10,936        1,191       18,208          1,264        1,191       19,472       20,663
 Seattle Business Parks              6,404        4,953        8,730          3,955        4,953       12,685       17,638

OFFICE EQUIPMENT                        --           --           --             88           --           88           88
                                  --------     --------     --------       --------     --------     --------     --------

 TOTAL                            $157,911     $ 56,441     $229,763       $ 48,191     $ 56,441     $277,954     $334,395
                                  ========     ========     ========       ========     ========     ========     ========

                                Accumulated
                                depreciation     Date
Description (A)                     B)(C)      acquired
                                ------------   --------
OFFICE PROPERTIES:
 Airport Plaza                   $  3,819      4/30/87
 Bellevue Corporate Plaza           5,198      6/30/88
 Corporate Square                  13,613      8/2/85 & 10/1/92
 Executive Park                    32,185      12/19/85
 First Maryland Building           25,708      6/29/84
 Montrose Office Center             7,455      1/8/88
 Parklane Towers                   28,358      12/16/84

INDUSTRIAL PARK PROPERTIES:
 Bradshaw Business Parks           10,845      9/24/85
 Fairlane Commerce Park            10,321      12/30/86 & 7/1/87
 Joy Road Distribution Center         280      2/14/96
 Raintree Industrial Park           9,901      7/17/86
 Seattle Business Parks             7,636      4/24/86

OFFICE EQUIPMENT                       48      various
                                 --------

 TOTAL                           $155,367
                                 ========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)


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

      (B) RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                                           Accumulated
                                                                      Cost                Depreciation
                                                                    ---------             ------------
                    Balance, January 1, 1995                        $ 332,503               $ 127,291

                        Additions                                       4,477                  17,423
                        Retirements                                    (6,502)                 (6,502)
                                                                    ---------               ---------

                    Balance, December 31, 1995                        330,478                 138,212

                        Additions                                       7,697                  17,086
                        Retirements                                    (5,784)                 (5,784)
                                                                    ---------               ---------

                    Balance, December 31, 1996                        332,391                 149,514

                        Additions                                       6,183                   9,924
                        Retirements and disposition                    (4,179)                 (4,071)
                                                                    ---------               ---------

                    Balance, December 31, 1997                      $ 334,395               $ 155,367
                                                                    =========               =========


      (C) COMPUTATION OF DEPRECIATION:

            Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the term of the respective leases. Accumulated depreciation also includes loss reserves established for anticipated losses on future dispositions.

            During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense by approximately $7,200,000.



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


BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF HRC -

ANTHONY J. GUMBINER, 53, CHAIRMAN OF THE BOARD AND DIRECTOR OF HRC
       Mr. Gumbiner has served as Chairman of the Board of Directors of Hallwood since 1981 and as its Chief Executive Officer since April 1984. He has served as Chairman of the Board of Directors since May 1984 and Chief Executive Officer since February 1987 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He has also served as the managing director of Hallwood Holdings S.A. ("HHSA") since March 1984; as a director of HRC since 1990; and as a director of Hallwood Consolidated Resources Corporation ("HCRC") since 1992. Mr. Gumbiner is also a Solicitor of the Supreme Court of Judicature of England.

BRIAN M. TROUP, 50, DIRECTOR OF HRC
       Mr. Troup has served as a director of Hallwood since 1981 and as President and Chief Operating Officer of Hallwood since April 1986. Mr. Troup has served as a director of the general partner of HEP since May 1984. He also has served as a director of HCRC since 1992; as a director of HHSA since March 1984; and as a director of HRC since 1990. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

WILLIAM L. GUZZETTI, 54, PRESIDENT AND DIRECTOR OF HRC
       Mr. Guzzetti has been President and a director of HRC since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and as President and a director of HCRC since 1992. Mr. Guzzetti has been President and a director of the general partner of HEP since February 1985.

JOHN G. TUTHILL, 54, EXECUTIVE VICE PRESIDENT AND SECRETARY
       Mr. Tuthill has been the Executive Vice President and Secretary of HRC since January 1990. Mr. Tuthill joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

JEFFREY D. GENT, 50, VICE PRESIDENT - FINANCE
       Mr. Gent has been the Vice President-Finance of HRC since March 1990, having previously served as Vice President -Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 56, DIRECTOR OF HRC
       Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree.

WILLIAM F. FORSYTH, 48, DIRECTOR OF HRC
       Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 54, DIRECTOR OF HRC
       Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

UDO H. WALTHER, 50, DIRECTOR OF HRC
       Mr. Walther has been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. since 1991. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (CONTINUED)

Section 16(a) of the Securities and Exchange Act of 1934 requires a registrant's officers and directors, if any, and persons who own more than ten percent of a registered class of HRP's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations that no Forms 5 were required, HRP believes that during the period January 1, 1997 to December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors were complied with.



ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

HRC does not have a compensation committee and compensation decisions are made by the Board of Directors of HRC. During 1997, Messrs. Gumbiner, Troup and Guzzetti served on the Board of Directors of HRC and the compensation committee of Hallwood Energy. Mr. Gumbiner is also Chief Executive Officer of Hallwood, HRC and the general partner of HEP. Mr. Troup is also President and Chief Operating Officer of Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of HRC, Chief Operating Officer and President of the general partner of HEP, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, Story and Walther were each paid $20,000 in each of the three years ended December 31, 1997 for director fees.

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

HRC and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):


                                                Entity
                                               Paid or
                                              Reimbursed                  1997              1996              1995
                                              ----------                  ----              ----              ----
Asset management fee                              HRC                 $    458          $    450          $    446
Property management fee                          HCRE                    1,524             1,433             1,459
Lease commissions                                HCRE                    1,425             2,888             1,501
Construction fees                                HCRE                      353               382               270
Acquisition fee                                   HRC                        7                17                 -
Reimbursement of costs (a)                        HRC                    2,316             2,321             1,992

(a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

ITEM 11.   EXECUTIVE COMPENSATION - (CONTINUED)

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of HRC (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the three other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1997.



                           SUMMARY COMPENSATION TABLE

                                                                                                                Long Term
                                                            Annual Compensation                            Compensation Awards
                                         --------------------------------------------------------         ---------------------
                                                                                   Other Annual           Securities Underlying
Name and Principal Position              Year         Salary (a)        Bonus    Compensation (b)            Options/SARs (c)
---------------------------              ----         ----------        -----    ----------------           -----------------
Anthony J. Gumbiner                      1997            $     -       $    -          $     -                            -
     Chairman of the Board and           1996                  -            -                -                            -
     Chief Executive Officer             1995                  -            -                -                       25,800

William L. Guzzetti                      1997            200,000       17,583                -                            -
     President and Chief                 1996            200,000        8,333                -                            -
     Operating Officer                   1995            200,000        8,333                -                       15,000

John G. Tuthill                          1997            150,360       46,265            8,256                            -
     Executive Vice President            1996            150,360       46,265            3,345                            -
     and Secretary                       1995            150,360        6,265            8,556                       13,000

Jeffrey D. Gent                          1997             99,396       11,212            6,385                            -
     Vice President - Finance            1996             90,360       15,648            2,317                            -
                                         1995             90,360        5,648            6,356                        7,000

-----------------------------

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

The following table discloses for each of the executive officers of HRC, who have been granted options to purchase securities of HRP the number of such options held by each of the executive officers and the potential realizable values for their options at December 31, 1997. None of the executive officers exercised any options during the year ended December 31, 1997 and HRP has not granted SARs.


                     AGGREGATED OPTION/SAR EXERCISES IN 1997
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1997

                                                                                           Value of Unexercised
                                                   Number of Unexercised                       In-the-Money
                                                        Options at                              Options at
                                Units                December 31, 1997                       December 31, 1997
                              Acquired        -------------------------------          ----------------------------
Name                         on Exercise      Exercisable       Unexercisable          Exercisable    Unexercisable
----                         -----------      -----------       -------------          -----------    -------------
Anthony J. Gumbiner               0             25,800                0                 $ 919,125         $ 0
William L. Guzzetti               0             15,000                0                   534,375           0
John G. Tuthill                   0             13,000                0                   463,125           0
Jeffrey D. Gent                   0              7,000                0                   249,375           0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 3, 1998 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of HRC as a group:

                                                                    Amount                             Percent
Name and Address of                                              Beneficially                            of
Beneficial  Owner                                                  Owned (a)                            Class
-----------------                                                ------------                          -------
The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219                                                 413,040                              24.7%

Gotham Partners, L.P.
237 Park Avenue, 9th Floor
New York, NY   10017                                                247,994                              14.8%

Private Management Group, Inc.
20 Corporate Park, Suite 400
Irvine, CA   92606                                                  102,615                               6.1%

Alan G. Crisp *                                                        -                                   -

William F. Forsyth *                                                   -                                   -

Anthony J. Gumbiner *                                                25,800 (b)                           1.5% (b)

William L.  Guzzetti *                                               15,100 (c)                           0.9% (c)

Edward T. Story *                                                      -                                   -

Brian M. Troup *                                                     17,200 (d)                           1.0% (d)

Udo H. Walther *                                                       -                                   -

All directors and executive officers
as a group (9 persons)                                               78,100 (e)                           4.5% (e)

-----------

   * Represents the following address: c/o Hallwood Realty Corporation, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

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

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)      Financial Statements.

         See Index contained in Item 8.

(2)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1997 or in 1998 prior to the filing of this Form 10-K for the year ended December 31, 1997.

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


                                  HALLWOOD REALTY PARTNERS, L.P.
                                  BY:   HALLWOOD REALTY CORPORATION
                                        GENERAL PARTNER


DATE: March 3, 1998               BY:   /s/ WILLIAM L.  GUZZETTI
      -------------                     ----------------------------------------
                                        William L. Guzzetti
                                        President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1997, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                     Signature                                  Capacity                               Date
                     ---------                                  --------                               ----
/s/ ANTHONY J.  GUMBINER                                Chairman of the Board and Director,            March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Anthony J. Gumbiner                                     (Chief Executive Officer)

/s/ WILLIAM L.  GUZZETTI                                President and Director,                        March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
William L. Guzzetti                                     (Chief Operating Officer)

/s/ JOHN G.  TUTHILL                                    Executive Vice President and Secretary,        March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
John G. Tuthill

/s/ JEFFREY D.  GENT                                    Vice President - Finance,                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Jeffrey D. Gent                                         (Chief Accounting Officer)

/s/ALAN G. CRISP                                        Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Alan G. Crisp

/s/ WILLIAM F.  FORSYTH                                 Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
William F. Forsyth

/s/ EDWARD T.  STORY                                    Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Edward T. Story

/s/ BRIAN M.  TROUP                                     Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Brian M. Troup

/s/ UDO H.  WALTHER                                     Director,                                      March 3, 1998
--------------------------------------------------      Hallwood Realty Corporation
Udo H. Walther

                         HALLWOOD REALTY PARTNERS, L.P.
                                  EXHIBIT INDEX


Exhibit
Number                                                        Exhibit
-------                                                       -------
 3.1  (a)             Certificate of Limited Partnership of Hallwood Realty Partners, L.P., dated
                      January 10, 1990.

 3.2  (a)             Amended and Restated Agreement of Limited Partnership of Hallwood Realty
                      Partners, L.P., dated June 7, 1990.

 4.1                  Unit Purchase Rights Agreement, dated as of November 30,
                      1990, between the Partnership and The First National Bank of Boston, as Rights Agent (filed as part of Exhibit 1 to Current Report of Form 8-K, dated November 30, 1990, and which is incorporated herein by reference - File
                      No. 1 -10643). (4.1)

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

10.7  (b)             Management Agreement between Hallwood Income Real
                      Estate Investors A and Hallwood Management Company dated
                      July 1, 1994.

10.8  (b)             Management Agreement between Hallwood Real Estate
                      Investors Fund XVI Hallwood Management Company dated July
                      1, 1994.

10.9  (b)             Management Agreement between First Associates Limited
                      Partnership and Hallwood Management Company dated July 1,
                      1994.

10.10 (b)             Management Agreement between Montrose Center Limited
                      Partnership and Hallwood Management Company dated July 1,
                      1994.

                         HALLWOOD REALTY PARTNERS, L.P.
                           EXHIBIT INDEX - (Continued)


Exhibit
Number                                                        Exhibit
-------                                                       -------
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

----------


(a) Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.

(b) Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.