Form 10-Q
period 1998-03-31
HALLWOOD REALTY PARTNERS L P
filed 1998-05-07
CIK 865439

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q


     MARK ONE
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

          NUMBER OF UNITS OUTSTANDING AT MAY 5, 1998: 1,672,556 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                               PAGE
                                                                               ----
Item 1         Financial Statements (unaudited) :

               Consolidated Balance Sheets as of March 31, 1998
               and December 31, 1997                                            3

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 1998 and 1997                       4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and 1997                       5

               Notes to Consolidated Financial Statements                       6

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations, Liquidity and Capital Resources       8


PART II - OTHER INFORMATION
---------------------------


Items 1 to 6   Other Information                                                10

               Signatures                                                       11

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                     March 31,     December 31,
                                                        1998          1997
                                                     ---------     ---------
                                                    (unaudited)
ASSETS

Real estate:
   Land                                              $  56,441     $  56,441
   Buildings and improvements                          259,522       259,220
   Tenant improvements                                  18,468        18,734
                                                     ---------     ---------
                                                       334,431       334,395
   Accumulated depreciation and amortization          (156,799)     (155,367)
                                                     ---------     ---------
      Real estate, net                                 177,632       179,028

Cash and cash equivalents                                8,639         6,665
Accounts receivable                                      1,247         1,162
Deferred lease commissions, net                          7,077         7,049
Lease concessions                                        2,596         2,511
Loan reserves and escrows                                7,938         6,215
Loan costs, net                                          3,803         3,213
Prepaid expenses and other assets, net                   1,205         1,291
                                                     ---------     ---------

      Total assets                                   $ 210,137     $ 207,134
                                                     =========     =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgages payable                                 $ 162,378     $ 157,911
   Unamortized mortgage payable forgiveness              8,501         8,926
   Accounts payable and accrued expenses                 3,924         4,157
   Prepaid rent and security deposits                    2,495         2,764
   Payable to affiliates                                   340           335
                                                     ---------     ---------
      Total liabilities                                177,638       174,093
                                                     ---------     ---------

Partners' capital:
   Limited partners - 1,672,556 units outstanding       32,174        32,711
   General partner                                         325           330
                                                     ---------     ---------
      Total partners' capital                           32,499        33,041
                                                     ---------     ---------

      Total liabilities and partners' capital        $ 210,137     $ 207,134
                                                     =========     =========





                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                  1998           1997
                                                              ----------     ----------
REVENUES:
  Property operations                                         $   13,676     $   12,773
  Interest                                                           147            135
                                                              ----------     ----------
     Total revenues                                               13,823         12,908
                                                              ----------     ----------

EXPENSES:
  Property operations                                              5,591          5,821
  Interest                                                         3,183          3,217
  Depreciation and amortization                                    3,078          2,985
  General and administrative                                         902            817
                                                              ----------     ----------
     Total expenses                                               12,754         12,840
                                                              ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM                                   1,069             68

Extraordinary item -
  Loss on early extinguishment of debt                            (1,611)            --
                                                              ----------     ----------

NET INCOME (LOSS)                                             $     (542)    $       68
                                                              ==========     ==========



ALLOCATION OF NET INCOME (LOSS):
  Limited partners                                            $     (537)    $       67
  General partner                                                     (5)             1
                                                              ----------     ----------
     Total                                                    $     (542)    $       68
                                                              ==========     ==========


NET INCOME (LOSS) PER UNIT AND
POTENTIAL UNIT:
  Earnings per unit - basic
     Income before extraordinary item                         $      .63     $      .04
     Loss on early extinguishment of debt                           (.95)            --
                                                              ----------     ----------
         Net income (loss)                                    $     (.32)    $      .04
                                                              ==========     ==========

  Earnings per unit -assuming dilution
     Income before extraordinary item                         $      .61     $      .04
     Loss on early extinguishment of debt                           (.92)            --
                                                              ----------     ----------
         Net income (loss)                                    $     (.31)    $      .04
                                                              ==========     ==========

WEIGHTED AVERAGE UNITS USED IN COMPUTING
NET INCOME (LOSS) PER UNIT AND POTENTIAL UNIT:
  Basic                                                            1,673          1,673
                                                              ==========     ==========
  Assuming dilution                                                1,739          1,720
                                                              ==========     ==========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                          March 31,
                                                                 -------------------------
                                                                     1998           1997
                                                                 ----------     ----------
OPERATING ACTIVITIES:
  Net income (loss)                                              $     (542)    $       68
  Adjustments to reconcile net income
  to net cash provided by operating activities:
      Depreciation and amortization                                   3,078          2,985
      Loss on early extinguishment of debt                            1,611             --
      Amortization of mortgage principal forgiveness                   (425)          (418)
      Lease concessions                                                 (85)             4
  Changes in assets and liabilities:
      Receivables                                                       (85)          (168)
      Prepaid lease commissions                                        (600)          (578)
      Prepaid expenses and other assets, net                           (981)             5
      Accounts payable and other liabilities                           (497)          (727)
                                                                 ----------     ----------
         Net cash provided by operating activities                    1,474          1,171
                                                                 ----------     ----------

INVESTING ACTIVITIES:
  Property and tenant improvements                                   (1,103)        (1,080)
  Tenant improvement escrow                                              --            125
  Mortgage receivable principal payments                                 --             23
                                                                 ----------     ----------
         Net cash used for investing activities                      (1,103)          (932)
                                                                 ----------     ----------

FINANCING ACTIVITIES:
  Mortgage principal proceeds                                        34,000             --
  Mortgage principal refinanced                                     (28,707)            --
  Mortgage prepayment penalty                                        (1,465)            --
  Mortgage principal payments                                          (826)          (775)
  Loan reserves                                                        (550)            --
   Loan fees                                                           (849)            --
                                                                 ----------     ----------
         Net cash provided by (used for) financing activities         1,603           (775)
                                                                 ----------     ----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                      1,974           (536)
BEGINNING CASH AND CASH EQUIVALENTS                                   6,665          3,556
                                                                 ----------     ----------
ENDING CASH AND CASH EQUIVALENTS                                 $    8,639     $    3,020
                                                                 ==========     ==========




  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

             Interest paid in cash during the period             $    3,687     $    3,503
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

   HRP has adopted Statements of Financial Accounting Standards No. 130 - "Reporting on Comprehensive Income" effective January 1, 1998. As HRP had no items of other comprehensive income in the period presented, comprehensive income is not reported.

   The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles, although, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1997.

2  TRANSACTIONS WITH RELATED PARTIES

   HRC and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                            Entity        Three Months
                                           Paid or            Ended
                                          REIMBURSED         March 31,
                                          ----------    ----------------
                                                        1998         1997
                                                        -----       -----
          Asset management fee                HRC       $ 121       $ 103
          Property management fee             HCRE        391         344
          Lease commissions                   HCRE        387         345
          Construction fees                   HCRE         57          69
          Reimbursements of costs (a)         HRC         646         645

         (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

3  MORTGAGES PAYABLE

   On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduces the interest rate from 8.87% to an effective interest rate of 7.32% and extends the amortization period from fifteen years to approximately twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the current principal balance of $28,707,000, (ii) to pay transaction costs of approximately $766,000, (iii) to pay a prepayment penalty of $1,465,000, and
   (iv) for general working capital. The prepayment penalty along with the write off of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Statement of Operations as an extraordinary item as a loss on early extinguishment of debt totaling $1,611,000.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



4  EARNINGS PER UNIT

   Basic earnings per unit is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding:

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    1998       1997
                                                                  ------     -------
        Weighted average units outstanding - basic                 1,673      1,673

        Issuance of units from options                                86         86

        Repurchase of units from unit option proceeds                (20)       (39)
                                                                  ------     ------
        Weighted average units outstanding - assuming dilution     1,739      1,720
                                                                  ======     ======

5  LITIGATION

   Reference is made to Note 9 to the audited consolidated financial statements contained in Form 10-K for the year ended December 31, 1997.

   Beginning in 1997, HRP has been involved in two lawsuits with Gotham Partners, L.P. The first complaint seeks access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. The second complaint alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches.

   On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

   On August 27, 1997, defendants moved to dismiss the complaint in the second action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants have again moved to dismiss.

   HRP's management believes that the claims are without merit and intend to defend the cases vigorously, but because of their early stages, cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

REVENUE FROM PROPERTY OPERATIONS increased $903,000, or 7.1%, for the first quarter of 1998, compared to the 1997 first quarter. The following table illustrates the components of the change, in thousands:

                      Rental income, net                   $  880
                      Expense recoveries                      (45)
                      Other property income                    68
                                                           ------
                         Net increase                      $  903
                                                           ======

Rental income increased due to a rise in average occupancy between the comparable periods from 91.6% to 94.0% and due to rental rate increases primarily at the properties in the Atlanta market. As of March 31, 1998, HRP had leases executed and in place for 94.1% of the portfolio's net rentable square feet.

INTEREST INCOME increased $12,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES decreased $230,000, or 4.0%, for the first quarter of 1998, compared to the same period in 1997. The following table illustrates the components of the change, in thousands:

                      Administrative costs                 $   (10)
                      Management fees                           66
                      Marketing and leasing                      9
                      Utilities                               (154)
                      Services, including janitorial           (57)
                      Repairs and maintenance                  (25)
                      Real estate taxes                        (45)
                      Insurance                                (14)
                                                           -------
                           Net decrease                    $  (230)
                                                           =======

Management fees increased as a result of the increase in occupancy and net rental income mentioned above. Most of the decline in utilities costs were due to a milder winter at the Michigan properties during 1998 as compared to the comparable period in 1997. Service costs declined due to a decrease in snow removal costs.

INTEREST EXPENSE diminished $34,000, or 1.1%, principally due to the reduction in average debt levels between the periods as a result of monthly principal payments.

DEPRECIATION AND AMORTIZATION EXPENSE increased $93,000 primarily due to an increase in lease commission amortization as a result of new leases executed during 1997 which have increased the portfolio's occupancy.

GENERAL AND ADMINISTRATIVE EXPENSES increased $85,000 for the first three months of 1998, as compared to the 1997 period, primarily due to an increase in state franchise taxes in Michigan and certain personnel costs.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $1,611,000 in the 1998 period represents a prepayment penalty of $1,465,000 incurred with the early payoff of a loan secured by Executive Park and the write off of $146,000 of unamortized loan costs associated with the retired loan (see Note 3 to the consolidated financial statements for more information about the refinancing). The new loan will generate annual cash flow savings of approximately $750,000 in reduced principal and interest payments.

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

As of March 31, 1998, HRP owned twelve real estate properties located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,608,000 and 2,554,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and reducing operating expenses where possible.

On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduces the interest rate from 8.87% to an effective interest rate of 7.32% and extends the amortization period from fifteen years to approximately twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the current principal balance of $28,707,000,
(ii) to pay transaction costs of approximately $766,000, (iii) to pay a prepayment penalty of $1,465,000, and (iv) for general working capital. The new loan will generate annual cash flow savings of approximately $750,000 in reduced principal and interest payments.

HRP's cash position increased $1,974,000 during the first three months of 1998 from $6,665,000 as of December 31, 1997 to $8,639,000 as of March 31, 1998.
The sources of cash during the period were $34,000,000 of mortgage principal proceeds and $1,474,000 of cash provided by operating activities. Uses of cash during the period were $28,707,000 of mortgage principal refinanced, $1,103,000 of property and tenant improvements, $1,465,000 of mortgage prepayment penalty, $826,000 of mortgage principal payments, $849,000 of loan fees, and $550,000 of net loan reserve requirements.

Substantially all of the buildings in eleven of HRP's Properties were encumbered by and pledged as collateral under non-recourse mortgages as of March 31, 1998. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2000. Based upon loan amortizations in effect, HRP is required to pay $1,951,000 of principal payments in for the remainder of 1998.

HRP has estimated and budgeted tenant and capital improvements of approximately $5,370,000 and lease commissions of about $1,570,000 for 1998. HRP has incurred $1,103,000 of tenant and capital improvements and $600,000 of lease commissions in the first three months of 1998 of these estimates.

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

This Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by HRP or any other person that the objectives and plans of HRP will be achieved.

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

       Item
       ----
       1      Legal Proceedings                                              None.

       2      Changes in Securities                                          None.

       3      Defaults upon Senior Securities                                None.

       4      Submission of Matters to a Vote of Security Holders            None.

       5      Other Information                                              None.

       6      Exhibits and Reports on Form 8-K

              (a) Exhibits

                  2.1  -  Loan Agreement between Hallwood 98, L.P.
                           and Nomura Asset Capital Corporation              Page 12

                  27  -  Financial Data Schedule                             Page 135

              (b) Reports on Form 8-K                                        None.

                         HALLWOOD REALTY PARTNERS, L.P.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HALLWOOD REALTY PARTNERS, L.P.
                                     -----------------------------------------
                                                  (Registrant)

                                     By:    HALLWOOD REALTY CORPORATION

                                            General Partner


          Date: May 6, 1998          By:    /s/ WILLIAM L. GUZZETTI
                -----------                 ----------------------------------
                                            William L. Guzzetti

                                            President
                                            (Chief Operating Officer)


          Date: May 6, 1998          By:    /s/ JEFFREY D. GENT
                -----------                 ----------------------------------

                                            Jeffrey D. Gent
                                            Vice President - Finance
                                            (Principal Financial and
                                            Accounting Officer)

                               INDEX TO EXHIBITS


 EXHIBIT
  NUMBER           DESCRIPTION
  ------           -----------
    2.1            Loan Agreement between Hallwood 98, L.P.
                   and Nomura Asset Capital Corporation

    27             Financial Data Schedule