Form 10-Q
period 1998-06-30
HALLWOOD REALTY PARTNERS L P
filed 1998-08-04
CIK 865439

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10643

                              ---------------------


                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                             -----------------------


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

                              Yes  X      No
                                 -------    -------

            THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS
              REPRESENTING OWNERSHIP OF LIMITED PARTNER INTERESTS.

         NUMBER OF UNITS OUTSTANDING AT JULY 31, 1998: 1,672,556 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION
                                                                                     Page
                                                                                     ----
Item 1          Financial Statements (unaudited):

                Consolidated Balance Sheets as of June 30, 1998
                and December 31, 1997                                                 3

                Consolidated Statements of Income for the
                Three and Six Months Ended June 30, 1998 and 1997                     4

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1998 and 1997                               5

                Notes to Consolidated Financial Statements                            6

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources            8


PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                    11

                Signatures                                                           12

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                       JUNE 30,     December 31,
                                                         1998            1997
                                                      ----------    ------------
                                                      (UNAUDITED)
ASSETS
Real estate:
    Land                                               $  56,441      $  56,441
    Buildings and improvements                           260,017        259,220
    Tenant improvements                                   18,419         18,734
                                                       ---------      ---------
                                                         334,877        334,395
    Accumulated depreciation and amortization           (158,743)      (155,367)
                                                       ---------      ---------
       Real estate, net                                  176,134        179,028

Cash and cash equivalents                                 12,604          6,665
Accounts receivable                                        1,428          1,162
Deferred lease commissions, net                            7,154          7,049
Lease concessions                                          2,684          2,511
Loan reserves and escrows                                  7,227          6,215
Loan costs, net                                            3,883          3,213
Prepaid expenses and other assets, net                       441          1,291
                                                       ---------      ---------

       Total assets                                    $ 211,555      $ 207,134
                                                       =========      =========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                  $ 162,876      $ 157,911
    Unamortized mortgage payable forgiveness               8,079          8,926
    Accounts payable and accrued expenses                  4,154          4,157
    Prepaid rent and security deposits                     2,428          2,764
    Payable to affiliates                                    129            335
                                                       ---------      ---------
       Total liabilities                                 177,666        174,093
                                                       ---------      ---------

Partners' capital:
    Limited partners - 1,672,556 units outstanding        33,550         32,711
    General partner                                          339            330
                                                       ---------      ---------
       Total partners' capital                            33,889         33,041
                                                       ---------      ---------

       Total liabilities and partners' capital         $ 211,555      $ 207,134
                                                       =========      =========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                               ----------------------     ----------------------
                                                 1998          1997         1998         1997
                                               --------      --------     --------     ---------
REVENUES:
   Property operations                         $ 13,552      $ 13,312     $ 27,228      $ 26,085
   Interest                                         219           131          366           266
                                               --------      --------     --------      --------
      Total revenues                             13,771        13,443       27,594        26,351
                                               --------      --------     --------      --------

EXPENSES:
   Property operations                            5,150         5,408       10,741        11,229
   Interest                                       3,135         3,239        6,318         6,456
   Depreciation and amortization                  3,010         3,010        6,088         5,995
   General and administrative                       821           850        1,723         1,667
                                               --------      --------     --------      --------
      Total expenses                             12,116        12,507       24,870        25,347
                                               --------      --------     --------      --------

INCOME BEFORE EXTRAORDINARY ITEM                  1,655           936        2,724         1,004

Extraordinary item -
   Loss on early extinguishment of debt            (265)           --       (1,876)           --
                                               --------      --------     --------      --------

NET INCOME                                     $  1,390      $    936     $    848      $  1,004
                                               ========      ========     ========      ========

ALLOCATION OF NET INCOME:
   Limited partners                            $  1,376      $    927     $    839      $    994
   General partner                                   14             9            9            10
                                               --------      --------     --------      --------
      Total                                    $  1,390      $    936     $    848      $  1,004
                                               ========      ========     ========      ========

NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary item         $    .98      $    .55     $   1.61      $    .59
      Loss on early extinguishment of debt         (.16)           --        (1.11)           --
                                               --------      --------     --------      --------
          Net income                           $    .82      $    .55     $    .50      $    .59
                                               ========      ========     ========      ========

   Earnings per unit - assuming dilution
      Income before extraordinary item         $    .94      $    .54     $   1.55      $    .58
      Loss on early extinguishment of debt         (.15)           --        (1.07)           --
                                               --------      --------     --------      --------
          Net income                           $    .79      $    .54     $    .48      $    .58
                                               ========      ========     ========      ========

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Basic                                          1,673         1,673        1,673         1,673
                                               ========      ========     ========      ========
   Assuming dilution                              1,743         1,721        1,741         1,721
                                               ========      ========     ========      ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ---------------------
                                                                    1998         1997
                                                                  --------      -------
OPERATING ACTIVITIES:
   Net income                                                     $    848      $  1,004
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                  6,088         5,995
      Loss on early extinguishment of debt                           1,876            --
      Amortization of mortgage principal forgiveness                  (847)         (834)
      Lease concessions                                               (173)           17
   Changes in assets and liabilities:
      Receivables                                                     (266)          261
      Prepaid lease commissions                                     (1,230)       (1,193)
      Prepaid expenses and other assets, net                           604           617
      Accounts payable and other liabilities                          (545)       (1,481)
                                                                  --------      --------
         Net cash provided by operating activities                   6,355         4,386
                                                                  --------      --------

INVESTING ACTIVITIES:
   Property and tenant improvements                                 (2,054)       (2,431)
   Tenant improvement escrow                                            --           566
   Property acquisition                                                 --          (646)
   Mortgage receivable principal payments                               --            46
                                                                  --------      --------
         Net cash used for investing activities                     (2,054)       (2,465)
                                                                  --------      --------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                      41,500           549
   Mortgage principal refinanced                                   (35,046)           --
   Mortgage prepayment penalties                                    (1,655)           --
   Mortgage principal payments                                      (1,489)       (1,638)
   Loan reserves                                                      (550)           --
   Loan fees                                                        (1,122)           25
                                                                  --------      --------
         Net cash provided by (used for) financing activities        1,638        (1,064)
                                                                  --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                                5,939           857
BEGINNING CASH AND CASH EQUIVALENTS                                  6,665         3,556
                                                                  --------      --------
ENDING CASH AND CASH EQUIVALENTS                                  $ 12,604      $  4,413
                                                                  ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid in cash during the period                        $  6,933      $  7,068
                                                                  ========      ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)



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

2   TRANSACTIONS WITH RELATED PARTIES

    HRC and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                   ENTITY         THREE MONTHS         SIX MONTHS
                                   PAID OR           ENDED                ENDED
                                  REIMBURSED        JUNE 30,             JUNE 30,
                                  ----------    ---------------      ----------------
                                                1998       1997       1998       1997
                                                ----       ----      -----      -----
     Asset management fee            HRC        $123       $118       $244       $221
     Property management fee         HCRE        396        404        787        748
     Lease commissions               HCRE        649        464      1,036        809
     Construction fees               HCRE         48         81        105        149
     Acquisition fee                 HRC          --          7         --          7
     Reimbursements of costs (a)     HRC         512        569      1,158      1,214

(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

3   MORTGAGES PAYABLE

    On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduces the interest rate from 8.87% to an effective interest rate of 7.32% and extends the amortization period from fifteen years to approximately twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the outstanding principal balance of $28,707,000 with the former lender, (ii) to pay transaction costs of approximately $894,000, (iii) to pay a prepayment penalty of $1,465,000, (iv) to pay $550,000 of net loan reserves, and (v) for general working capital. The prepayment penalty along with the write off of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Statements of Income as an extraordinary item as a loss on early extinguishment of debt.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


3   MORTGAGES PAYABLE - CONTINUED

    On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthen the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of approximately $228,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital. The prepayment penalty along with the write off of $75,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Statements of Income as an extraordinary item as a loss on early extinguishment of debt.

4   EARNINGS PER UNIT

    Basic earnings per unit is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding:

                                                            THREE MONTHS             SIX MONTHS
                                                             ENDED JUNE  30,        ENDED JUNE 30,
                                                           -----------------      ------------------
                                                            1998       1997        1998        1997
                                                           ------     ------      ------      ------
Weighted average units outstanding - basic                  1,673      1,673       1,673       1,673

Issuance of units from options                                 86         86          86          86

Repurchase of units from unit option proceeds                 (16)       (38)        (18)        (38)
                                                           ------     ------      ------      ------
Weighted average units outstanding - assuming dilution      1,743      1,721       1,741       1,721
                                                           ======     ======      ======      ======


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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

SECOND QUARTER OF 1998 COMPARED TO THE SECOND QUARTER OF 1997

REVENUE FROM PROPERTY OPERATIONS increased $240,000, or 1.8%, for the second quarter of 1998, compared to the 1997 second quarter. The following table illustrates the components of the change, in thousands:

Rental income, net                               $ 435
Expense recoveries                                (243)
Other property income                               48
                                                 -----
   Net increase                                  $ 240
                                                 =====

Although average occupancy between the comparable periods dropped slightly from 93.6% to 93.2%, rental income increased primarily due to rental rate increases at a number of properties. As of June 30, 1998, HRP had leases executed and in place for 94.2% of the portfolio's net rentable square feet. Expense recoveries decreased due to (i) adjustments made for certain tenant lease provisions that lowered recoveries as a result of reduced operating expenses and (ii) due to certain recoveries unique to the 1997 period.

INTEREST INCOME increased $88,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES decreased $258,000, or 4.8%, for the second quarter of 1998, compared to the same period in 1997. The decrease is comprised of the following components:

o Real estate taxes decreased $401,000 primarily due to tax refunds received in 1998 for tax years 1994 to 1997 for Parklane Towers and Raintree Industrial Park.

o Janitorial costs increased $76,000 due to the increase in year-to-date occupancy discussed on the next page.

o Combined, all other operating costs increased only $67,000, or 1.2%, between the periods.

INTEREST EXPENSE diminished $104,000, or 3.2%, principally due to the reduction in the aggregate average interest rate between the periods as a result a decrease in interest rates for refinanced loans discussed in Note 3 to the consolidated financial statements.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent between the periods.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $29,000 for the second quarter of 1998, as compared to the 1997 period, primarily due to lower corporate insurance and investor mailing costs, partially offset by certain professional fees incurred in the 1998 period and an increase in state franchise taxes.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $265,000 in the 1998 period represents a prepayment penalty of $190,000 incurred with the early payoff of a loan secured by Seattle Business Parks and the write off of $75,000 of unamortized loan costs associated with the retired loan. The refinancing reduced the loans' interest rate from 9.25% to 6.97% and increased the principal balance from $6,339,000 to $7,500,000 (see Note 3 to the consolidated financial statements for more information about the refinancing).

                         HALLWOOD REALTY PARTNERS, L.P.



RESULTS OF OPERATIONS - CONTINUED

FIRST SIX MONTHS OF 1998 COMPARED TO THE FIRST SIX MONTHS OF 1997

REVENUE FROM PROPERTY OPERATIONS increased $1,143,000, or 4.4%, for the first six months of 1998, compared to the first six months of 1997. The following table illustrates the components of the change, in thousands:


Rental income, net                              $ 1,315
Expense recoveries                                 (288)
Other property income                               116
                                                -------
   Net increase                                 $ 1,143
                                                =======

Rental income increased due to rental rate increases at a number of properties (primarily at those in the Atlanta market) and also due to a rise in average occupancy between the comparable periods from 92.8% to 93.6%. As of June 30, 1998, HRP had leases executed and in place for 94.2% of the portfolio's net rentable square feet. Expense recoveries decreased due to (i) adjustments made for certain tenant lease provisions that lowered recoveries as a result of reduced operating expenses and (ii) due to certain recoveries unique to the 1997 period.

INTEREST INCOME increased $100,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES decreased $488,000, or 4.3%, for the first six months of 1998, compared to the same period in 1997. The decrease is comprised of the following components:

o Real estate taxes decreased $472,000 primarily due to tax refunds received in 1998 for tax years 1994 to 1997 for Parklane Towers and Raintree Industrial Park.

o Utilities dropped $114,000 primarily due to a milder winter at the Michigan properties.

o    Snow removal and sweeping costs fell $55,000 also due to a milder winter.

o    Janitorial costs increased $94,000 due to the increase in occupancy.

o Management fees rose $62,000 due to the increase in occupancy and net rental income mentioned above.

o    Combined, all other operating costs decreased $3,000 between the periods.

INTEREST EXPENSE diminished $138,000, or 2.1%, principally due to the reduction in the aggregate average interest rate between the periods as a result a decrease in interest rates for refinanced loans discussed in Note 3 to the consolidated financial statements.

DEPRECIATION AND AMORTIZATION EXPENSE increased $93,000 primarily due to an increase in lease commission amortization as a result of new leases executed during 1997 which have increased the portfolio's occupancy.

GENERAL AND ADMINISTRATIVE EXPENSES increased $56,000 for the first six months of 1998, as compared to the same period in 1997, due to certain professional fees incurred in the 1998 period and an increase in state franchise taxes in Michigan, partially offset by lower corporate insurance and investor mailing costs.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $1,876,000 in the 1998 period represents prepayment penalties of $1,655,000 incurred with the early payoff of a loans secured by Executive Park and Seattle Business Parks, along with the write off of $221,000 of unamortized loan costs associated with the retired loans (see
Note 3 to the consolidated financial statements for more information about the loan refinancings).

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

As of June 30, 1998, HRP owned twelve real estate properties located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,609,000 and 2,554,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and reducing operating expenses where possible.

On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthen the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of approximately $228,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital.

HRP's cash position increased $5,939,000 during the first six months of 1998 from $6,665,000 as of December 31, 1997 to $12,604,000 as of June 30, 1998. The
sources of cash during the period were $41,500,000 of mortgage principal proceeds and $6,355,000 of cash provided by operating activities. Uses of cash during the period were $35,046,000 of mortgage principal repayments from refinancing proceeds, $2,054,000 of property and tenant improvements, $1,655,000 of mortgage prepayment penalties, $1,489,000 of scheduled mortgage principal payments, $1,122,000 of loan fees, and $550,000 of net loan reserve requirements.

Substantially all of the buildings in eleven of HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages as of June 30, 1998. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay $1,414,000 of principal payments for the remainder of 1998.

HRP estimated and budgeted tenant and capital improvements of approximately $5,370,000 and lease commissions of about $1,570,000 for 1998. HRP has incurred $2,054,000 of tenant and capital improvements and $1,230,000 of lease commissions in the first six months of 1998.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale, financing or refinancing of one or more of its real estate properties.

Each quarter HRC, as General Partner, reviews the Partnership's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

HRP realizes that all information systems currently do not have the ability to recognize four digit date code fields and accordingly, they do not have the ability to distinguish 21st century dates from 20th century dates. Therefore, many companies and organizations are spending considerable resources to update and modify their systems for Year 2000 compliance. HRP has assessed its systems (including computers and building operating systems) and anticipates that it will be in compliance and will not incur any costs, except for testing the systems, which are expected to be minimal and will be met with existing resources. HRP is currently in the process of verifying that service providers and other external parties are addressing and resolving their Year 2000 compliance. HRP believes that it will not have any detrimental affects on its operations from Year 2000 compliance issues.

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




                                HALLWOOD REALTY PARTNERS, L.P.
                                ------------------------------------
                                      (Registrant)

                                By: HALLWOOD REALTY CORPORATION
                                    General Partner


Date: August 3, 1998            By: /s/ WILLIAM L. GUZZETTI
                                    --------------------------------
                                    William L. Guzzetti
                                    President
                                    (Chief Operating Officer)


Date: August 3, 1998            By: /s/ JEFFREY D. GENT
                                    --------------------------------
                                    Jeffrey D. Gent
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)

                         HALLWOOD REALTY PARTNERS, L.P.

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION
------                         -----------
27.1                           Financial Data Schedule
27.2                           Financial Data Schedule (Restated)