Form 10-Q
period 1998-09-30
HALLWOOD REALTY PARTNERS L P
filed 1998-11-05
CIK 865439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                Yes  X   No
                                   ----    ----

            THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS
              REPRESENTING OWNERSHIP OF LIMITED PARTNER INTERESTS.

        NUMBER OF UNITS OUTSTANDING AT NOVEMBER 2, 1998: 1,672,556 UNITS.




================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                                Page
                                                                                                ----
Item 1          Financial Statements (unaudited) :

                Consolidated Balance Sheets as of September 30, 1998
                and December 31, 1997                                                            3

                Consolidated Statements of Income for the
                Three and Nine Months Ended September 30, 1998 and 1997                          4

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1998 and 1997                                    5

                Notes to Consolidated Financial Statements                                       6

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                       9


PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                               12

                Signatures                                                                      13


                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                         SEPTEMBER 30,  December 31,
                                                             1998          1997
                                                         ------------   ------------
                                                          (UNAUDITED)
ASSETS

Real estate:
    Land                                                  $   56,441    $   56,441
    Buildings and improvements                               260,488       259,220
    Tenant improvements                                       18,210        18,734
                                                          ----------    ----------
                                                             335,139       334,395
    Accumulated depreciation and amortization               (160,098)     (155,367)
                                                          ----------    ----------
       Real estate, net                                      175,041       179,028

Cash and cash equivalents                                     13,621         6,665
Accounts receivable                                            1,394         1,162
Deferred lease commissions, net                                7,114         7,049
Lease concessions                                              2,811         2,511
Loan reserves and escrows                                      7,174         6,215
Loan costs, net                                                3,801         3,213
Prepaid expenses and other assets, net                         1,024         1,291
                                                          ----------    ----------

       Total assets                                       $  211,980    $  207,134
                                                          ==========    ==========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                     $  162,207    $  157,911
    Unamortized mortgage payable forgiveness                   7,657         8,926
    Accounts payable and accrued expenses                      3,389         4,157
    Prepaid rent and security deposits                         2,807         2,764
    Payable to affiliates                                        304           335
                                                          ----------    ----------
       Total liabilities                                     176,364       174,093
                                                          ----------    ----------
Partners' capital:
    Limited partners - 1,672,556 units outstanding            35,260        32,711
    General partner                                              356           330
                                                          ----------    ----------
       Total partners' capital                                35,616        33,041
                                                          ----------    ----------

       Total liabilities and partners' capital            $  211,980    $  207,134
                                                          ==========    ==========






                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                               ---------------------   ----------------------
                                                 1998        1997        1998         1997
                                               ---------   ---------   ---------    ---------
REVENUES:
   Property operations                         $  14,275   $  13,391   $  41,503    $  39,476
   Interest                                          240         142         606          408
                                               ---------   ---------   ---------    ---------
      Total revenues                              14,515      13,533      42,109       39,884
                                               ---------   ---------   ---------    ---------

EXPENSES:
   Property operations                             5,858       5,843      16,599       17,072
   Interest                                        3,193       3,254       9,511        9,710
   Depreciation and amortization                   2,994       3,012       9,082        9,007
   General and administrative                        743         855       2,466        2,522
                                               ---------   ---------   ---------    ---------
      Total expenses                              12,788      12,964      37,658       38,311
                                               ---------   ---------   ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEM                   1,727         569       4,451        1,573

Extraordinary item -
   Loss on early extinguishment of debt               --          --      (1,876)          --
                                               ---------   ---------   ---------    ---------

NET INCOME                                     $   1,727   $     569   $   2,575    $   1,573
                                               =========   =========   =========    =========

ALLOCATION OF NET INCOME:
   Limited partners                            $   1,710   $     563   $   2,549    $   1,557
   General partner                                    17           6          26           16
                                               ---------   ---------   ---------    ---------
      Total                                    $   1,727   $     569   $   2,575    $   1,573
                                               =========   =========   =========    =========

NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary item         $    1.02   $     .34   $    2.63    $     .93
      Loss on early extinguishment of debt            --          --       (1.11)          --
                                               ---------   ---------   ---------    ---------
          Net income                           $    1.02   $     .34   $    1.52    $     .93
                                               =========   =========   =========    =========

   Earnings per unit - assuming dilution
      Income before extraordinary item         $     .98   $     .33   $    2.53    $     .90
      Loss on early extinguishment of debt            --          --       (1.07)          --
                                               ---------   ---------   ---------    ---------
          Net income                           $     .98   $     .33   $    1.46    $     .90
                                               =========   =========   =========    =========

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Basic                                           1,673       1,673       1,673        1,673
                                               =========   =========   =========    =========
   Assuming dilution                               1,743       1,730       1,741        1,724
                                               =========   =========   =========    =========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ----------    ----------
OPERATING ACTIVITIES:
   Net income                                                        $    2,575    $    1,573
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                       9,082         9,007
      Loss on early extinguishment of debt                                1,876            --
      Amortization of mortgage principal forgiveness                     (1,269)       (1,250)
      Lease concessions                                                    (300)          (15)
   Changes in assets and liabilities:
      Receivables                                                          (232)          245
      Prepaid lease commissions                                          (1,734)       (1,668)
      Prepaid expenses and other assets, net                                176           878
      Accounts payable and other liabilities                               (756)       (2,030)
                                                                     ----------    ----------
         Net cash provided by operating activities                        9,418         6,740
                                                                     ----------    ----------

INVESTING ACTIVITIES:
   Property and tenant improvements                                      (3,403)       (3,744)
   Tenant improvement escrow                                                 --           645
   Property acquisition                                                      --          (649)
   Mortgage receivable principal payments                                    --            46
                                                                     ----------    ----------
         Net cash used for investing activities                          (3,403)       (3,702)
                                                                     ----------    ----------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                           41,500           549
   Mortgage principal refinanced                                        (35,046)           --
   Mortgage prepayment penalties                                         (1,655)           --
   Mortgage principal payments                                           (2,158)       (2,403)
   Loan reserves                                                           (550)           --
   Loan fees                                                             (1,150)           25
                                                                     ----------    ----------
         Net cash provided by (used for) financing activities               941        (1,829)
                                                                     ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                     6,956         1,209
BEGINNING CASH AND CASH EQUIVALENTS                                       6,665         3,556
                                                                     ----------    ----------
ENDING CASH AND CASH EQUIVALENTS                                     $   13,621    $    4,765
                                                                     ==========    ==========




           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                   Interest paid in cash during the period           $   10,399    $   10,654
                                                                     ==========    ==========



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

    HRP has adopted Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting on Comprehensive Income" effective January 1, 1998. As HRP had no items of other comprehensive income in the periods presented.

    SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. It establishes standards for reporting and displaying information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports. HRP will adopt the statement during the fourth quarter of 1998 and does not expect it to have a material impact on its financial condition or results of operations, although additional disclosure may be required.

    In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes standards for and disclosures of derivative instruments and hedging activities. HRP currently has no derivative instruments in place.

    The accompanying unaudited consolidated financial statements have been prepared in accordance generally accepted accounting principles and with the instructions to Form 10-Q. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


2   TRANSACTIONS WITH RELATED PARTIES

    HRC and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):


                                       ENTITY             THREE MONTHS              NINE MONTHS
                                      PAID OR                ENDED                     ENDED
                                     REIMBURSED           SEPTEMBER 30,             SEPTEMBER 30,
                                     ----------         -----------------         ----------------
                                                        1998         1997         1998        1997
                                                        ----         ----         ----        ----
    Asset management fee                 HRC           $ 125        $ 119      $   369     $   340
    Property management fee             HCRE             411          387        1,198       1,135
    Lease commissions                   HCRE             276          372        1,312       1,181
    Construction fees                   HCRE              93           89          198         238
    Acquisition fee                      HRC               -            -            -           7
    Reimbursements of costs (a)          HRC             523          511        1,681       1,725


(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to HRC, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with HRC.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


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


                                                             THREE MONTHS       NINE MONTHS
                                                                ENDED               ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                           ----------------    ----------------
                                                            1998      1997      1998      1997
                                                           ------    ------    ------    ------
Weighted average units outstanding - basic                  1,673     1,673     1,673     1,673

Issuance of units from options                                 86        86        86        86

Repurchase of units from unit option proceeds                 (16)      (29)      (18)      (35)
                                                           ------    ------    ------    ------
Weighted average units outstanding - assuming dilution      1,743     1,730     1,741     1,724
                                                           ======    ======    ======    ======

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

                         HALLWOOD REALTY PARTNERS, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

THIRD QUARTER OF 1998 COMPARED TO THE THIRD QUARTER OF 1997

REVENUE FROM PROPERTY OPERATIONS increased $884,000, or 6.6%, for the third quarter of 1998, compared to the 1997 third quarter. The following table illustrates the components of the change, in thousands:


               Rental income, net                 $ 683
               Expense recoveries                   150
               Other property income                 51
                                                  -----
                  Net increase                    $ 884
                                                  =====


Although average occupancy between the comparable periods increased slightly from 93.4% to 93.5%, rental income increased due to rental rate increases at a number of properties, with the largest gains at Executive Park and Parklane Towers. As of September 30, 1998, HRP had leases executed and in place for 94.1% of the portfolio's net rentable square feet.

INTEREST INCOME increased $98,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES increased $15,000 for the third quarter of 1998, compared to the same period in 1997, primarily due to a net increase in several types of costs, none of which are individually significant.

INTEREST EXPENSE diminished $61,000, or 1.9%, due to (i) lower principal balances as a result of scheduled principal payments and (ii) lower interest rates from the refinancing of loans secured by Executive Park and Seattle Business Parks during 1998 (see Note 3 to the consolidated financial statements).

DEPRECIATION AND AMORTIZATION EXPENSE was consistent between the periods.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $112,000 for the third quarter of 1998, as compared to the 1997 period, primarily due to lower investor mailing costs and certain professional fees, partially offset by an increase in state franchise taxes in Michigan.


FIRST NINE MONTHS OF 1998 COMPARED TO THE FIRST NINE MONTHS OF 1997

REVENUE FROM PROPERTY OPERATIONS increased $2,027,000, or 5.1%, for the first nine months of 1998, compared to the first nine months of 1997. The following table illustrates the components of the change, in thousands:


               Rental income, net                 $ 1,998
               Expense recoveries                   (138)
               Other property income                  167
                                                   ------
                  Net increase                    $ 2,027
                                                   ======


Rental income increased due to rental rate increases at a number of properties (primarily at Executive Park and Corporate Square in the Atlanta market) and also due to a rise in average occupancy between the comparable periods to 93.6% from 92.8%. As of September 30, 1998, HRP had leases executed and in place for 94.1% of the portfolio's net rentable square feet.

INTEREST INCOME increased $198,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

                         HALLWOOD REALTY PARTNERS, L.P.



RESULTS OF OPERATIONS - CONTINUED

PROPERTY OPERATING EXPENSES decreased $473,000, or 2.8%, for the first nine months of 1998, compared to the same period in 1997. The decrease is comprised of the following components:

    o Real estate taxes decreased $511,000 primarily due to tax refunds received in 1998 for tax years 1994 to 1997 for Parklane Towers and Raintree Industrial Park.

    o Management fees rose $92,000 due to the increase in occupancy and net rental income mentioned above.

    o Janitorial costs increased $89,000 principally due to the increase in occupancy.

    o Combined, all other operating costs decreased $143,000 between the periods.

INTEREST EXPENSE diminished $199,000, or 2.0%, due to (i) lower principal balances as a result of scheduled principal payments and (ii) lower interest rates from the refinancing of loans secured by Executive Park and Seattle Business Parks during 1998 (see Note 3 to the consolidated financial statements).

DEPRECIATION AND AMORTIZATION EXPENSE increased $75,000 primarily due to an increase in lease commission amortization as a result of new leases executed during 1997 which have increased the portfolio's occupancy.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $56,000 for the first nine months of 1998, as compared to the same period in 1997, due to lower insurance premiums for director and officer coverage and lower investor mailing costs, partially offset by an increase in state franchise taxes in Michigan.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $1,876,000 in the 1998 period represents prepayment penalties of $1,655,000 incurred with the early payoff of loans secured by Executive Park and Seattle Business Parks, along with the write off of $221,000 of unamortized loan costs associated with the retired loans (see
Note 3 to the consolidated financial statements for more information about the refinancing of the loans).


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

As of September 30, 1998, HRP owned twelve real estate properties located in six states. Seven are commercial office building properties and five are industrial park properties containing approximately 2,610,000 and 2,540,000 net rentable square feet, respectively. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and reducing operating expenses where possible.

HRP's cash position increased $6,956,000 during the first nine months of 1998 from $6,665,000 as of December 31, 1997 to $13,621,000 as of September 30, 1998.
The sources of cash during the period were $41,500,000 of mortgage principal proceeds and $9,418,000 of cash provided by operating activities. Uses of cash during the period were $35,046,000 of mortgage principal repayments from refinancing proceeds, $3,403,000 of property and tenant improvements, $1,655,000 of mortgage prepayment penalties, $2,158,000 of scheduled mortgage principal payments, $1,150,000 of loan fees, and $550,000 of net loan reserve requirements.

Each quarter HRC, as General Partner, reviews the Partnership's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

Substantially all of the buildings in eleven of HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages as of September 30, 1998. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay $713,000 of principal payments for the remainder of 1998.

                         HALLWOOD REALTY PARTNERS, L.P.

HRP has incurred $3,403,000 of tenant and capital improvements and $1,734,000 of lease commissions in the first nine months of 1998. Based on current information available, management anticipates that the 1998 fourth quarter expenditures for tenant and capital improvements will be approximately $1,300,000 and lease commissions will be approximately $550,000. HRP believes that for the foreseeable future, mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale, financing or refinancing of one or more of its real estate properties.

YEAR 2000 UPDATE -

HRP realizes that many of the world's information systems and/or computer programs currently do not have the ability to recognize four digit date code fields and accordingly, they do not have the ability to distinguish a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, become unstable, stop working altogether, or create erroneous or incorrect results. Therefore, many companies and organizations are spending considerable resources to update and modify their systems for year 2000 compliance.

HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the year 2000 and beyond. HRP has identified four of its primary systems which are vulnerable to the year 2000 issue: (1) General Ledger/Accounts Payable/Accounts Receivable Systems. These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now year 2000 compliant. (2) Commercial Lease Administration. The system used by HRP is year 2000 compliant. (3) K-1 Processing. HRP maintains data used to process its partners Schedule K-1(s) for tax reporting purposes in an environment that is not year 2000 compliant. HRP has selected a tested and compliant system which will be installed in 1999 at minimal cost. (4) Payroll. The General Partner processes payroll in a non-compliant system through an outside payroll vendor. Year 2000 compliant software has been purchased and will be installed in the fourth quarter of 1998 at minimal cost.

Additionally, HRP is surveying all of its significant service providers and other external parties to determine their compliance with the year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. HRP anticipates completing its survey of service providers and vendors by January 1, 1999. HRP will utilize external and internal resources to reprogram, replace and test its systems for year 2000 modifications. HRP anticipates completing the year 2000 project by June 30, 1999. Total anticipated costs are expected to be minimal and to be less than $50,000. In the event that a system will not be year 2000 compliant, HRP will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor.

Although HRP believes that it will not have any detrimental effects on its operations from year 2000 compliance issues, there can be no assurance that the systems of other companies, on which HRP's systems may rely, will be converted timely, or converted in a manner that is compatible with HRP's systems, or that any such failures by such other companies would not have a material adverse effect or risk to HRP. HRP plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered.

The cost of year 2000 compliance and the estimated date of completion of necessary modifications are based on HRP's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

FORWARD-LOOKING STATEMENTS -

This Form 10-Q contains certain forward-looking statements, which include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by HRP or any other person that the objectives and plans of HRP will be achieved.

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

             1          Legal Proceedings                                                        None.

             2          Changes in Securities                                                    None.

             3          Defaults upon Senior Securities                                          None.

             4          Submission of Matters to a Vote of Security Holders                      None.

             5          Other Information                                                        None.

             6          Exhibits and Reports on Form 8-K

                        (a) Exhibits

                            The following exhibit is being filed as part of this Report:

                            Exhibit No.              Description

                            27                       Financial Data Schedule                     Page 14

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




                              HALLWOOD REALTY PARTNERS, L.P.
                              -------------------------------
                                        (Registrant)

                              By:  HALLWOOD REALTY CORPORATION
                                   General Partner



Date: November 4, 1998        By:  /s/ WILLIAM L. GUZZETTI
      ----------------             ---------------------------------------------
                                   William L. Guzzetti
                                   President
                                   (Chief Operating Officer)


Date: November 4, 1998        By:  /s/ JEFFREY D. GENT
      ----------------             ---------------------------------------------
                                   Jeffrey D. Gent
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule