Form 10-K405
period 1998-12-31
HALLWOOD REALTY PARTNERS L P
filed 1999-03-19
CIK 865439

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                   FORM 10-K

 MARK ONE
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD  -  FROM                    TO
                                        -------------------   -----------------

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                                                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of units held by nonaffiliates of the registrant as of March 5, 1999 was $70,527,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 5, 1999: 1,672,556 UNITS.

===============================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                               TABLE OF CONTENTS


                                                                                 Page
      PART I                                                                     ----

         Item 1.     Business                                                     3

         Item 2.     Properties                                                   4

         Item 3.     Legal Proceedings                                            6

         Item 4.     Submission of Matters to a Vote of
                     Security Holders                                             6


      PART II

         Item 5.     Market for Registrant's units and Related
                     Security Holder Matters                                      7

         Item 6.     Selected Financial Data                                      8

         Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                9

         Item 8.     Financial Statements and Supplemental Information           15

         Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures                        32


      PART III

         Item 10.    Directors and Executive Officers of the
                     Registrant                                                  33

         Item 11.    Executive Compensation                                      34

         Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                              36

         Item 13.    Certain Relationships and Related Transactions              36


      PART IV

         Item 14.    Exhibits, Financial Statement Schedule and
                     Reports on Form 8-K.                                        37

                                     PART I


ITEM 1.        BUSINESS


DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in the acquisition, ownership and operation of commercial real estate assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 1998, HRP owned twelve real estate properties (the "Properties") located in six states (see Item 2 Properties) containing 5,150,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC, formerly Hallwood Realty Corporation, ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC, formerly Hallwood Commercial Real Estate, Inc., ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.

OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 93% occupied at December 31, 1998. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:


                  1999                   14%
                  2000                   20%
                  2001                   22%
                  2002                   16%
                  2003                   10%
                  Thereafter             18%

During 1998, one tenant contributed more than 10% of the total revenues of the Partnership. During 1997, two tenants leasing space each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed 13% and 15% of revenues in 1998 and 1997, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed 9% and 10% of the revenues in 1998 and 1997, respectively.

As of December 31, 1998, Ford occupied 233,000 square feet of office space under 9 separate leases at Parklane Towers and 255,000 square feet of office, technical laboratory and industrial space under 9 separate leases at Fairlane Commerce Park. These leases expire between 1999 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1998, CDC occupied 218,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2003 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

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

Realty and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 90 employees rendering services on behalf of HRP and its Properties are employees of Realty and/or HCRE.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.        PROPERTIES


As of December 31, 1998, HRP owned twelve properties in six states with 5,150,000 net rentable square feet.


NAME AND LOCATION                                 GENERAL DESCRIPTION OF THE PROPERTY
-----------------                                 -----------------------------------

Airport Plaza                                     Fee simple interest in a 3-story office building constructed in
San Diego, California                             1982 containing 48,853 net rentable square feet of space located on 2 acres of land. The property was 94% occupied at December 31,
                                                  1998.

Bellevue Corporate Plaza                          Fee simple interest in a 10-story office building constructed in
Bellevue, Washington                              1980 containing 234,880 net rentable square feet of space located on 3.6 acres of land. The property was 99% occupied at December
                                                  31, 1998.

Bradshaw Business Parks                           Fee simple interest in 21 single-story buildings located at four
Sacramento and                                    separate sites containing an aggregate of 452,838 net rentable
Rancho Cordova, California                        square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981. At December 31, 1998, the property was 94% occupied.

Corporate Square                                  Fee simple interest in an 8-building office complex ranging from
Atlanta, Georgia                                  one to seven stories, constructed between 1968 and 1973,
                                                  containing an aggregate of 443,117 net rentable square feet of space located on 32 acres of land. The property was 90% occupied at December 31, 1998.


NAME AND LOCATION                                 GENERAL DESCRIPTION OF THE PROPERTY
-----------------                                 -----------------------------------
Executive Park                                    Fee simple interest in 26 buildings ranging from one to six
Atlanta, Georgia                                  stories, constructed between 1965 and 1972, containing a total of
                                                  908,445 net rentable square feet of space located on 70 acres of land. The property was 92% occupied at December 31, 1998.

Fairlane Commerce Park                            Fee simple interest in a portion of an office/industrial park
Dearborn, Michigan                                consisting of 12 single-story buildings constructed between 1974 and 1990. The property consists of 417,922 net rentable square feet of space on 35 acres of land. The property was 97% occupied at December 31, 1998.

First Maryland Building                           Fee simple interest in a 22-story office building constructed in
Baltimore, Maryland                               1972 containing 344,224 net rentable square feet of office space on 0.6 acres of land. At December 31, 1998, the property was 96%
                                                  occupied.

Joy Road Distribution Center                      Fee simple interest in a 442,201 square foot warehouse situated
Detroit, Michigan                                 on 21 acres and originally constructed in the early 1940's. The property was 95% occupied at December 31, 1998.

Montrose Office Center                            Fee simple interest in a 10-story office building constructed in
Rockville, Maryland                               1980 containing 147,658 net rentable square feet of space on 3 acres of land. The property was 99% occupied at December 31,
                                                  1998.
Parklane Towers
Dearborn, Michigan                                Fee simple interest in twin 15-story office buildings constructed in 1973 containing 482,668 net rentable square feet of space on
                                                  31.8 acres of land. The property was 94% occupied at December 31,
                                                  1998.

Raintree Industrial Park                          Fee simple interest in an office/industrial complex constructed
Solon, Ohio                                       between 1971 and 1978 containing 794,953 net rentable square feet of space in 14 buildings on 49 acres of land. The property was
                                                  87% occupied at December 31, 1998.

Seattle Business Parks                            Fee simple interest in office/industrial parks located at two
Kent and Tukwila, Washington                      separate sites. The buildings were completed between 1972 and
                                                  1993 and contain an aggregate of 432,467 net rentable square feet of space in 18 buildings on 27 acres of land. At December 31,
                                                  1998, the property was 97% occupied.

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

On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, Realty, and the directors of Realty, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 1998.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY
               HOLDER MATTERS

The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 5, 1999, there were approximately 31,100 unitholders of record of the 1,672,556 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:



                                  Trading Ranges
                           ------------------------
                              High            Low
                           --------         -------
1997 -
    1st Quarter            $ 27.625         $ 24.50
    2nd Quarter               29.75           24.50
    3rd Quarter               55.50           29.50
    4th Quarter               54.75          47.375

1998 -
    1st Quarter             $ 66.00         $ 46.00
    2nd Quarter               70.00           64.25
    3rd Quarter               70.00           53.50
    4th Quarter               64.25           44.50

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



                                                                          Year Ended December 31,
                                                   -----------------------------------------------------------
                                                   1998          1997         1996          1995         1994
                                                   ----         ------       ------        ------       ------
                                                                 (in thousands except per unit amounts)
STATEMENTS OF OPERATIONS:

Total revenues                                $   56,680       $ 53,899     $ 49,612    $   50,829     $ 48,615
Income (loss) before extraordinary item            6,246          2,357       (9,428)       (9,024)     (18,161)
Net income (loss)                                 11,593          2,357       (9,428)       (9,789)     (18,161)

Income (loss) per unit and equivalent unit :
   Basic -
      Income (loss) before extraordinary item       3.70           1.40        (5.50)        (5.55)      (10.38)  (a)
      Net income (loss)                             6.86           1.40        (5.50)        (5.55)      (10.38)  (a)
   Assuming dilution -
      Income (loss) before extraordinary item       3.55           1.35        (5.50)        (5.55)      (10.38)  (a)
      Net income (loss) per unit                    6.59           1.35        (5.50)        (5.55)      (10.38)  (a)


BALANCE SHEETS:

Real estate, net   (b)                         $ 175,779      $ 179,028    $ 182,877     $ 192,266    $ 205,212
Total assets                                     214,023        207,134      210,214       225,359      225,418
Mortgages payable                                162,078        157,911      160,732       166,675      160,296
Partners' capital   (c)                           44,634         33,041       30,684        41,917       51,522




Notes to Selected Financial Data:

      (a) The per unit amounts for 1994 were adjusted to reflect the effect of a 1-for-5 reverse split of the outstanding units effective as of the close of business on March 3, 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:
1998 VERSUS 1997 -

REVENUE FROM PROPERTY OPERATIONS in 1998 increased $2,864,000, or 5.4%, as compared to 1997. The following table illustrates the components of the change:

Rental income, net                          $ 2,771,000
Expense recoveries                               30,000
Other property income                            63,000
                                            -----------
   Net increase                             $ 2,864,000
                                            ===========

Rental income increased largely due to rental rate increases at a number of properties and to a lesser degree due to a rise in average occupancy to 93.5% in 1998 from 93.1% in 1997. As of December 31, 1998, HRP had leases executed and in place for 93.3% of the portfolio's net rentable square feet.

INTEREST INCOME increased $311,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 1998 decreased $987,000, or 4.2%, compared to 1997. The decrease is comprised of the following components:

   o Real estate taxes decreased $603,000 primarily due to tax refunds received in 1998 for tax years 1993 to 1997 for Parklane Towers and Raintree Industrial Park.

   o Repairs and Maintenance Costs decreased $450,000 primarily due to exterior window glazing costs performed in 1997 at Parklane Towers.

   o Management fees rose $121,000 due to the increase in net rental income and occupancy mentioned above.

   o Janitorial costs increased $129,000 principally due to the increase in occupancy.

   o Combined, all other operating costs decreased $184,000, or 0.8%, between the years.

INTEREST EXPENSE diminished $164,000, or 1.3%, due to lower principal balances as a result of scheduled principal payments and due to lower interest rates from the refinancing of loans secured by Executive Park and Seattle Business Parks during 1998 (see Note 5 to the Consolidated Financial Statements for more information about refinancing of loans).

DEPRECIATION AND AMORTIZATION EXPENSE increased $59,000 primarily due to an increase in lease commission amortization of $131,000 as a result of new leases executed during 1997 which have increased the portfolio's occupancy, partially offset by a decrease in building cost depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $16,000 for 1998 compared to 1997, due to lower insurance premiums for director and officer coverage and lower investor mailing costs, partially offset by an increase in state franchise taxes for the state of Michigan.

NET GAIN FROM EARLY EXTINGUISHMENTS OF DEBT of $5,347,000 in 1998 is comprised of the following transactions and is further discussed in Note 5 to the Consolidated Financial Statements:

   o a gain of $7,223,000 from the early payoff of the loan secured by First Maryland Building comprised of $7,441,000 of unamortized loan forgiveness, net of a $200,000 prepayment penalty and $18,000 of unamortized loan costs, all associated with the retired loan.

   o a loss of $1,611,000 from the early payoff of the loan secured by Executive Park comprised of a prepayment penalty of $1,465,000 and the writeoff of $146,000 of unamortized loan costs associated with the retired loan.

   o a loss of $265,000 from the early payoff of the loan secured by Seattle Business Park comprised of a prepayment penalty of $190,000 and the writeoff of $75,000 of unamortized loan costs associated with the retired loan.

RESULTS OF OPERATIONS (CONTINUED) -
1997 VERSUS 1996 -

REVENUE FROM PROPERTY OPERATIONS in 1997 increased $4,099,000, or 8.4%, compared to 1996. The following table illustrates the components of the change:

Rental income, net                             $ 3,651,000
Expense recoveries                                 145,000
Other property income                              303,000
                                               -----------
   Net increase                                $ 4,099,000
                                               ===========

Rental income increased primarily as the result of a rise in average occupancy to 93.1% in 1997 from 87.8% in 1996. As of December 31, 1997, HRP had leases executed and in place for 94.4% of the portfolio's net rentable square feet.

GAIN FROM PROPERTY SALE of $394,000 in 1997 represents the sale of one building in Fairlane Commerce Park containing 3,500 net rentable square feet and approximately 0.5 acres for $510,000 before expenses of $8,000.

INTEREST INCOME decreased $206,000 primarily as a result of decreased earnings on overnight investments due to lower average cash balances.

PROPERTY OPERATING EXPENSES for 1997 increased $213,000, or 0.9%, compared to 1996. The increase is comprised of the following components:

   o Janitorial costs increased $144,000 and security costs increased $64,000 principally due to the increase in occupancy mentioned above.

   o       Personnel costs increased $145,000, or 4.1%.

   o Management fees were $100,000 more due to the increase in net rental income and occupancy mentioned above.

   o       Property insurance costs decreased $119,000 due to lower premiums.

   o Combined, all other operating costs decreased $121,000, or 0.05%, between the years.

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

GENERAL AND ADMINISTRATIVE EXPENSES in 1997 decreased $176,000, or 5.1%, as the result of a net decrease in professional fees and services as compared to 1996, including certain due diligence costs for a potential acquisition in 1996, partially offset by an increase in legal costs in 1997 as a result of the legal proceeding described in Note 9 to the Consolidated Financial Statements in Item 8.

LIQUIDITY AND CAPITAL RESOURCES


HRP is engaged in the acquisition, ownership and operation of commercial real estate assets. While it is the General Partner's primary intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

HRP's cash position increased $7,832,000 during 1998 from $6,665,000 as of December 31, 1997 to $14,497,000 as of December 31, 1998. The sources of cash for 1998 were $66,500,000 of mortgage principal proceeds and $14,078,000 of cash provided by operating activities. Uses of cash for 1998 were $59,577,000 of mortgage principal repayments from refinancing proceeds, $6,603,000 of property and tenant improvements, $1,855,000 of mortgage prepayment penalties, $2,756,000 of scheduled mortgage principal payments, $1,405,000 of loan fees, and $550,000 of net loan reserve requirements.

As of December 31, 1998, HRP had remaining commitments for current construction projects of about $1,570,000. Additionally, HRP has estimated and budgeted for 1999 tenant and capital improvements (including the aforementioned commitments) of $7,300,000 and lease commissions of about $2,130,000.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.


MORTGAGES AND LOAN REFINANCING -

Substantially all of the buildings in eleven of HRP's Properties were encumbered by and pledged as collateral under non-recourse mortgages as of December 31, 1998. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortization's in effect, HRP is required to pay $2,470,000 of principal payments in 1999.

On November 16, 1998, HRP refinanced First Maryland Building's loan with a new lender. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The new loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which as been designated as a hedge against HRP's variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which is settled monthly, effectively fixes the loan's interest rate at 6.78% compared to the previous rate of 8.47% as of November 1998.

The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender, (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000 included in the Statement of Operations as an extraordinary item.


NEW ACCOUNTING STANDARDS -

HRP has adopted Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting on Comprehensive Income" effective January 1, 1998. HRP had no items of other comprehensive income in the years presented.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -


SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. HRP has evaluated the guidance under SFAS No. 131 and determined that it operates in only one segment.

SFAS No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods beginning after June 15, 1999. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings of other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" was issued in April 1998. SOP 98-5 concluded that costs of start-up activities, including organization costs, should be expensed as incurred. HRP's early adoption of this SOP did not have a significant effect on the financial statements.



YEAR 2000 PLAN -

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

HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the Year 2000 and beyond. HRP identified that its four primary business systems, which are vulnerable to the Year 2000 issue, are: (1) General Ledger/Accounts Payable/Accounts Receivable Systems - These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now Year 2000 compliant. (2) Commercial Lease Administration - The system used by HRP is Year 2000 compliant. (3) K-1 Processing - HRP maintains data used to process its partners Schedule K-1(s) for tax reporting purposes in an environment that is not Year 2000 compliant. HRP has selected a tested and compliant system which will be installed in 1999 at minimal cost. (4) Payroll - The General Partner processed payroll in a non-compliant system through an outside payroll vendor until Year 2000 compliant software was purchased and installed in the fourth quarter of 1998 at minimal cost.

Additionally, HRP is surveying all of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This survey includes the identification of certain on-site, non-information technology systems that may be Year 2000 sensitive. Once these systems have been fully identified , we will determine, with the help of outside vendors, whether these systems are vulnerable to the Year 2000 issue. Potential non-information technology systems include, but are not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches. HRP anticipates finalizing its survey of service providers and vendors during the second quarter of 1999.

HRP will utilize external and internal resources to reprogram, replace and test its systems for Year 2000 modifications. HRP anticipates completing the Year 2000 project, which includes repairing or replacing any vulnerable systems, by June 30, 1999. Total costs, including information and non-information technology systems, are not expected to exceed $100,000. In the event that a system will not be Year 2000 compliant, HRP will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -


Although HRP believes that it will not have any detrimental effects on its operations from Year 2000 compliance issues, there can be no assurance that the systems of other companies, on which HRP's systems may rely, will be converted timely, or converted in a manner that is compatible with HRP's systems, or that any such failures by such other companies would not have a material adverse effect or risk to HRP. HRP plans to devote all resources that would be required to resolve any such issues in a timely manner that might arise from matters not previously considered. In the event of a complete failure of our information technology systems, HRP would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include (1) increased time delays associated with posting of information, and (2) increased personnel to manually process the information. HRP does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

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


FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward- looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP; other risks and uncertainties may be described, from time to time, in HRP's periodic reports and filings with the Securities and Exchange Commission.

In addition, the dates for completion of HRP's Year 2000 plan are based on its best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, HRP cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


As part of HRP's financing activity, derivative securities are sometimes used to achieve the desired mix of fixed versus floating rate debt. HRP does not hold or issue derivative financial instruments for trading. HRP's derivative instrument, which is matched directly against an outstanding borrowing is a "pay fixed/receive variable" interest rate swap with highly rated counterparties in which the interest payments are calculated on a notional amount. The notional amount does not represent amounts exchanged by the parties and thus are not a measure of exposure to HRP through its use of the derivative. HRP is exposed to credit-related gains or losses in the event of non-performance by counterparties to this financial instrument; however, HRP does not expect any counterparties to fail to meet their obligations. The interest rate swap is described as follows (in thousands):

                                                                 Variable Rate as of December 31, 1998
                                                              --------------------------------------------
                                                                                              Fair Value
Notional Amount          Maturity Date       Fixed Rate %        %         Based On           of Swap (a)
---------------         --------------       ------------     -------    ------------       --------------
  $25,000                April 30, 2006         6.78%          6.85%     30 day LIBOR            $366



(a) The estimated amount that HRP would have to pay to terminate the interest rate swap agreement (used to hedge against exposure to interest rate fluctuations) as of December 31, 1998 was based on a quote received from the lender.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

       FINANCIAL STATEMENTS:                                                                     Page
                                                                                                 ----
         Independent Auditors' Report                                                              16

         Consolidated Balance Sheets as of December 31, 1998 and 1997                              17

         Consolidated Statements of Operations for the years
            ended December 31, 1998, 1997 and 1996                                                 18

         Consolidated Statements of Partners' Capital for the years
            ended December 31, 1998, 1997 and 1996                                                 19

         Consolidated Statements of Cash Flows for the years
            ended December 31, 1998, 1997 and 1996                                                 20

         Notes to Consolidated Financial Statements                                                21




       FINANCIAL STATEMENT SCHEDULE:

         Schedule III - Real Estate and Accumulated Depreciation                                   31

         All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.



We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP




Dallas, Texas
February 5, 1999

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                 DECEMBER 31,
                                                          -------------------------
                                                          1998                 1997
                                                          ----                 ----
ASSETS

Real estate:
  Land                                                  $  56,441         $  56,441
  Buildings and improvements                              262,588           259,220
  Tenant improvements                                      17,692            18,734
                                                        ---------         ---------
                                                          336,721           334,395
  Accumulated depreciation and amortization              (160,942)         (155,367)
                                                        ---------         ---------
        Real estate, net                                  175,779           179,028

Cash and cash equivalents                                  14,497             6,665
Accounts receivable                                         1,456             1,162
Prepaid lease commissions, net                              7,186             7,049
Lease concessions                                           2,955             2,511
Loan reserves and escrows                                   6,986             6,215
Loan costs, net                                             3,923             3,213
Prepaid expenses and other assets, net                      1,241             1,291
                                                        ---------         ---------

        Total assets                                    $ 214,023         $ 207,134
                                                        =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                     $ 162,078         $ 157,911
  Unamortized mortgage payable forgiveness                   --               8,926
  Accounts payable and accrued expenses                     4,435             4,157
  Prepaid rent and security deposits                        2,703             2,764
  Payable to affiliates                                       173               335
                                                        ---------         ---------
        Total liabilities                                 169,389           174,093
                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
  Limited partners - 1,672,556 units outstanding           44,188            32,711
  General partner                                             446               330
                                                        ---------         ---------

        Total partners' capital                            44,634            33,041
                                                        ---------         ---------

        Total liabilities and partners' capital         $ 214,023         $ 207,134
                                                        =========         =========




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                           1998              1997           1996
                                                           ----              ----           ----
REVENUES:
   Property operations                                   $ 55,810        $ 52,946        $ 48,847
   Gain from property sale                                   --               394            --
   Interest and other                                         870             559             765
                                                         --------        --------        --------
      Total revenues                                       56,680          53,899          49,612
                                                         --------        --------        --------

EXPENSES:
   Property operations                                     22,261          23,248          23,035
   Interest                                                12,781          12,945          13,522
   Depreciation and amortization                           12,114          12,055          19,013
   General and administrative                               3,278           3,294           3,470
                                                         --------        --------        --------
      Total expenses                                       50,434          51,542          59,040
                                                         --------        --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     6,246           2,357          (9,428)

Extraordinary item -
   Net gain on early extinguishments of debt                5,347            --              --
                                                         --------        --------        --------

NET INCOME (LOSS)                                        $ 11,593        $  2,357        $ (9,428)
                                                         ========        ========        ========

ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                      $ 11,477        $  2,334        $ (9,334)
   General partner                                            116              23             (94)
                                                         --------        --------        --------
      Total                                              $ 11,593        $  2,357        $ (9,428)
                                                         ========        ========        ========

INCOME (LOSS) PER UNIT AND EQUIVALENT UNIT:
   Basic -
      Income (loss) before extraordinary item            $   3.70        $   1.40        $  (5.50)
      Net gain on early extinguishments of debt              3.16            --              --
                                                         --------        --------        --------
         Net income (loss)                               $   6.86        $   1.40        $  (5.50)
                                                         ========        ========        ========

   Assuming dilution -
      Income (loss) before extraordinary item            $   3.55        $   1.35        $  (5.50)
      Net gain on early extinguishments of debt              3.04            --              --
                                                         --------        --------        --------
         Net income (loss)                               $   6.59        $   1.35        $  (5.50)
                                                         ========        ========        ========

WEIGHTED AVERAGE UNITS
USED IN COMPUTING NET INCOME
(LOSS) PER UNIT AND EQUIVALENT UNIT:
   Basic                                                    1,673           1,673           1,698
                                                         ========        ========        ========
   Assuming dilution                                        1,741           1,730           1,698
                                                         ========        ========        ========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                                                        Limited
                                                                                                        Partner
                                                General           Limited                                Units
                                                Partner           Partners             Total          Outstanding
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, JANUARY 1, 1996            $      419         $   41,498         $   41,917          1,747,765

Purchase of units                                    (18)            (1,787)            (1,805)           (75,209)
Net loss                                             (94)            (9,334)            (9,428)              --
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, DECEMBER 31, 1996                 307             30,377             30,684          1,672,556

Net income                                            23              2,334              2,357               --
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, DECEMBER 31, 1997                 330             32,711             33,041          1,672,556

Net income                                           116             11,477             11,593               --
                                              ----------         ----------         ----------         ----------

PARTNERS' CAPITAL, DECEMBER 31, 1998          $      446         $   44,188         $   44,634          1,672,556
                                              ==========         ==========         ==========         ==========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            1998            1997              1996
                                                                         --------         --------         --------
OPERATING ACTIVITIES:
     Net income (loss)                                                   $ 11,593         $  2,357         $ (9,428)
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
         Depreciation and amortization                                     12,114           12,055           19,013
         Net gain on early extinguishments of debt                         (5,347)            --               --
         Amortization of mortgage principal forgiveness                    (1,485)          (1,674)          (1,693)
         Gain from property sale                                             --               (394)            --
         Lease concessions                                                   (444)            (157)             144
     Changes in assets and liabilities:
         Receivables                                                         (294)             444             (526)
         Prepaid lease commissions, net                                    (2,369)          (2,191)          (4,338)
         Prepaid expenses and other assets, net                               255              510              (62)
         Accounts payable and other liabilities                                55           (1,086)             487
                                                                         --------         --------         --------
            Net cash provided by operating activities                      14,078            9,864            3,597
                                                                         --------         --------         --------

INVESTING ACTIVITIES:
     Property and tenant improvements                                      (6,603)          (5,534)          (5,998)
     Tenant improvement escrow                                               --              1,532           (1,532)
     Property acquisition                                                    --               (649)          (1,699)
     Cash proceeds from property sale, net of selling costs                  --                502             --
     Mortgage receivable principal payments                                  --                 46               86
                                                                         --------         --------         --------
            Net cash used in investing activities                          (6,603)          (4,103)          (9,143)
                                                                         --------         --------         --------

FINANCING ACTIVITIES:
     Mortgage principal proceeds                                           66,500              549             --
     Mortgage principal refinanced                                        (59,577)            --               --
     Mortgage prepayment penalties                                         (1,855)            --               --
     Mortgage principal payments                                           (2,756)          (3,226)          (2,706)
     Loan reserves                                                           (550)            --               (450)
     Purchase of units                                                       --               --             (1,805)
     Loan fees                                                             (1,405)              25             (239)
                                                                         --------         --------         --------
            Net cash provided by (used in) financing activities               357           (2,652)          (5,200)
                                                                         --------         --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            7,832            3,109          (10,746)
BEGINNING CASH AND CASH EQUIVALENTS                                         6,665            3,556           14,302
                                                                         --------         --------         --------
ENDING CASH AND CASH EQUIVALENTS                                         $ 14,497         $  6,665         $  3,556
                                                                         ========         ========         ========


                See notes to consolidated financial statements.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



1.       ORGANIZATION

         Hallwood Realty Partners, L.P. ("HRP" or the "Partnership"), a publicly traded Delaware limited partnership, is engaged in the acquisition, ownership and operation of commercial real estate assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 1998, there were 1,672,556 units outstanding.

         As of December 31, 1998, HRP owned twelve real estate assets (the "Properties"), located in six states containing 5,150,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

         Hallwood Realty, LLC, formerly Hallwood Realty Corporation, ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC, formerly Hallwood Commercial Real Estate, Inc., ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.


2.       ACCOUNTING POLICIES

         CONSOLIDATION

         HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 1998, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.


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

         During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense and improved the net operating results by $7,200,000 ($4.26 per unit) for the year ended December 31, 1997.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



2.       ACCOUNTING POLICIES - (CONTINUED)


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


         OTHER ASSETS

         Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 1999 to 2013. Loan costs are amortized over the terms of the respective loans. The loans mature between 2003 and 2008. Amortization of lease concessions income, included in property operations revenues, was $444,000 and $157,000 in 1998 and 1997, respectively. Amortization of lease concessions expense, included in property operations revenues, was $144,000 in 1996. Amortization of lease commissions, included in depreciation and amortization expense, was $2,232,000, $2,101,000, and $1,897,000 in 1998, 1997 and 1996, respectively. Amortization of loan costs, included in interest expense, was $456,000, $453,000, and $453,000 in 1998, 1997 and 1996, respectively. The caption "Other assets" on the Consolidated Balance Sheet includes prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.


         REVENUE RECOGNITION

         Rental income is recognized as earned on a straight-line basis over the terms of the respective leases.


         INTEREST RATE AGREEMENTS

         Interest rate swaps are entered into as a hedge against interest exposure of variable rate debt. Differences between amounts to be paid or received on these interest rate agreements designated as hedges are included in interest expense as the payments are made or received. HRP is exposed to credit-related gains or losses in the event of non-performance by counterparties; however, HRP does not expect any counterparties to fail to meet their obligations.


         INCOME TAXES

         Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $248,000, $117,000, and $206,000, in 1998, 1997, and
         1996, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



2.       ACCOUNTING POLICIES - (CONTINUED)


         COMPUTATION OF NET INCOME (LOSS) PER UNIT

         Basic earnings per unit is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The options are considered antidilutive in 1996 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution. The following table illustrates the amounts used to calculate the weighted average number of units outstanding:


                                                                                               1998           1997
                                                                                               ----           ----
                Weighted average units outstanding - basic                                    1,673           1,673
                Issuance of units from options                                                   86              86
                Repurchase of units from unit option proceeds                                   (18)            (29)
                                                                                             ------          ------
                Weighted average units outstanding - assuming dilution                        1,741           1,730
                                                                                             ======          ======



         FINANCIAL STATEMENTS AND OTHER

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates.

         HRP has adopted Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting on Comprehensive Income" effective January 1, 1998. HRP had no items of other comprehensive income in the years presented.

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" redefined how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. HRP has evaluated the guidance under SFAS No. 131 and determined that it operates in only one segment.

         SFAS No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods beginning after June 15, 1999. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives are recorded each period in current earnings of other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

         Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities" was issued in April 1998. SOP 98-5 concluded that costs of start-up activities, including organization costs, should be expensed as incurred. HRP's early adoption of this SOP did not have a significant effect on the financial statements.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



3.       TRANSACTIONS WITH RELATED PARTIES

         Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, Realty is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

         HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts have been extended and expire June 30, 2004 and provide for
         (i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

         Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):


                                                   Entity
                                                   Paid or
                                                  Reimbursed          1998             1997             1996
                                                  ----------          ----             ----             ----

                Asset management fee                 Realty          $  495           $  458           $  450
                Acquisition fee                      Realty             --                 7               17
                Reimbursement of costs (a)           Realty           2,320            2,316            2,321
                Property management fee              HCRE             1,608            1,524            1,433
                Lease commissions                    HCRE             1,964            1,425            2,888
                Construction fees                    HCRE               314              353              382


                (a) These costs are mostly recorded as General and
                    Administrative Expenses and represent reimbursement to Realty, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with Realty.



4.       PROPERTY ACQUISITION AND PROPERTY SALE

         In May 1997, HRP acquired 6.2 acres of land at the Corporate Square office complex of which about half is a parking lot and the other half is wooded land for a purchase price of $725,000, plus about $25,000 of miscellaneous costs. The purchase price consisted of a $75,000 cash down payment and a $650,000 seven year, fully-amortizing non-recourse mortgage note with 0% interest the first year; 4% interest in years two and three; 6% interest in years four and five; and 8% interest in years six and seven. For financial reporting purposes, the carrying values of the mortgage note and land were reduced by $101,000 in order to reflect an imputed market interest rate of 8% for the mortgage note.

         In October 1997, HRP sold one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 in cash before closing expenses of $8,000. HRP recorded a $394,000 gain from the property sale.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



5.       MORTGAGES PAYABLE

         Substantially all of the buildings in eleven of HRP's Properties were encumbered and pledged as collateral by eight non-recourse mortgages aggregating $162,078,000 as of December 31, 1998. These mortgages have interest rates varying from 6.78% to 8.7% (with an effective average interest rate of 8.1%) and mature between 2003 and 2008. Cash interest payments were $13,934,000, $14,177,000, and $14,947,000, in 1998, 1997
         and 1996, respectively.

         Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands):

                                                                   Total
                                  Principal       Balloon        Mortgage
                                  Payments        Payments       Payments
                                  --------        --------       --------

                     1999        $  2,470        $   --          $  2,470
                     2000           2,669            --             2,669
                     2001           2,930            --             2,930
                     2002           3,183            --             3,183
                     2003           3,430           4,900           8,330
                     Thereafter     8,021         134,475         142,496
                                 --------        --------        --------
                     Total       $ 22,703        $139,375        $162,078
                                 ========        ========        ========



         EXECUTIVE PARK -

         On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduces the interest rate from 8.87% to an effective interest rate of 7.32% and extends the amortization period from fifteen years to twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the outstanding principal balance of $28,707,000 with the former lender,
         (ii) to pay transaction costs of $901,000, (iii) to pay a prepayment penalty of $1,465,000, (iv) to pay $550,000 of net loan reserves, and
         (v) for general working capital. The prepayment penalty along with the writeoff of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Statement of Operations as an extraordinary item.


         SEATTLE BUSINESS PARKS -

         On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthen the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used
         (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of $220,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital. The prepayment penalty along with the writeoff of $75,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Statement of Operations as an extraordinary item.


         FIRST MARYLAND BUILDING -

         Effective May 1, 1996, the lender for First Maryland Building extended the loan to April 30, 2003 with an interest rate of LIBOR plus 3.25% and forgave $3,237,000 of the principal balance in addition to the $9,250,000 of forgiveness granted in September 1995. The extension required 49.9% of the property's net cash flow to be used to amortize the loan's principal balance. During 1997, an additional $144,000 of forgiveness was recorded.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



5.       MORTGAGES PAYABLE - (CONTINUED)


         For financial reporting purposes, the mortgage principal forgiveness was treated as a troubled debt restructuring and accordingly, HRP did not recognize a gain. Instead, the mortgage principal forgiveness remained on the balance sheet and was being amortized over the life of the loan. Interest expense was computed in such a way that a constant effective interest rate (equal to approximately 1.19% as of November
         1998) was applied to the carrying amount of the loan.

         On November 16, 1998, HRP refinanced First Maryland Building's loan with a new lender. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The new loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which as been designated as a hedge against HRP's variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which is settled monthly, effectively fixes the loan's interest rate at 6.78% compared to the previous loan's rate of 8.47% as of November 1998.

         The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender, (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

         The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000 included in the Statements of Operations as an extraordinary item.

         For federal income tax purposes, debt forgiveness of $12,487,000 was reported as a 1996 gain to the partners of HRP.



6.       LEASE AGREEMENTS

         The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $2,591,000, $2,561,000, and $2,416,000 in 1998, 1997 and 1996, respectively. At
         December 31, 1998, the Properties, in the aggregate, were 93% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                                     1999             $  46,154
                                     2000                39,262
                                     2001                29,097
                                     2002                22,089
                                     2003                14,259
                                     Thereafter          39,355
                                                      ---------
                                     Total            $ 190,216
                                                      =========


         During 1998, one tenant contributed more than 10% of the total revenues of the Partnership. During 1997, two tenants leasing space each contributed more than 10% of the total revenues of the Partnership. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park and contributed 13% and 15% of revenues in 1998 and 1997, respectively. The Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. Department of Health and Human Services, leases space in Corporate Square and Executive Park and contributed 9% and 10% of the revenues in 1998 and 1997, respectively.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



6.       LEASE AGREEMENTS - (CONTINUED)


         As of December 31, 1998, Ford occupied 233,000 square feet of office space under 9 separate leases at Parklane Towers and 255,000 square feet of office, technical laboratory and industrial space under 9 separate leases at Fairlane Commerce Park. These leases expire between 1999 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1998, CDC occupied 218,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2003 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013.

         The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.


7.       PARTNERS' CAPITAL

         HRP has adopted the disclosure-only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Accordingly, no compensation cost has been recognized for the options. HRP issued options in 1995, which were vested over a three year period ending in 1997, and accordingly had no effect to 1998. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net loss and net loss per unit for 1997 and 1996 would have been the pro forma amounts indicated below (in thousands except per unit amounts):

                                                                   1997               1996
                                                                   ----               ----
              Net income (loss) - as reported                  $  2,357          $  (9,428)
              Net income (loss) - pro forma                       2,325             (9,623)
              Net income (loss) per unit:
              As reported -
              Basic                                                1.40              (5.50)
              Assuming dilution                                    1.35              (5.50)
              Pro forma -
              Basic                                                1.38              (5.61)
              Assuming dilution                                    1.33              (5.61)

         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.


         UNIT PURCHASES - 1996

         HRP purchased, in private transactions, 74,760 units for $1,775,000 in May 1996 and 449 units for $12,000 in July 1996. Accordingly, HRP's outstanding units decreased from 1,747,765 Units to 1,672,556 units. In addition, the General Partner's capital account was adjusted by $18,000 in order to maintain its 1% general partner interest, in accordance with HRP's Partnership Agreement.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



8.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         Estimated fair value amounts of certain financial instruments have been determined using available market information based upon negotiations held by Realty with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The fair value of financial instruments that are short-term or re-price frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments.

         Management has reviewed the carrying values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 7.25% and 7.75% as of December 31, 1998 and 1997, respectively) and has determined that they would equal approximately $171,921,000 and $166,871,000 (excluding the unamortized mortgage payable forgiveness at December 31, 1997 discussed in Note 4) of estimated fair value as of December 31, 1998 and 1997, respectively.

         The fair value of HRP's interest rate swap agreement (used to hedge against exposure to interest rate fluctuations) is $366,000, the estimated amount that HRP would have to pay to terminate the agreement as of December 31, 1998. The amount was determined based on a quote received from its lender.

         As of December 31, 1998 and 1997, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.


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

         On June 20, 1997, Gotham Partners, L.P. filed a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754), against Hallwood, HRP, Realty, and the directors of Realty, alleging claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. At the same time as the filing of this complaint, plaintiff filed a motion to amend its complaint in the earlier action to allege the same facts and demand the same relief as plaintiff sought in the separate complaint.

         On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding.

         On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



9.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)


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


         OTHER

         As of December 31, 1998, HRP had remaining commitments for current construction projects of about $1,570,000. Additionally, HRP has estimated and budgeted for 1999 tenant and capital improvements (including the aforementioned commitments) of $7,300,000 and lease commissions of about $2,130,000.

                        HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 31, 1998



11.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


         Set forth below is selected quarterly financial data for the years ended December 31, 1998 and 1997.

                                                                               Quarter Ending
                                                          ---------------------------------------------------------
                                                          March 31        June 30      September 30     December 31
                                                          --------        -------      ------------     -----------
                                                                   (in thousands except per unit amounts)

                        1998
                        ----
Total revenues                                          $ 13,823         $ 13,771        $ 14,515        $ 14,571

Property operations revenues less property
   operations expenses and general
    and administrative expenses                            7,183            7,581           7,674           7,833

Net income (loss) (a)                                       (542)           1,390           1,727           9,018
Net income (loss) per unit - basic                          (.32)             .82            1.02            5.34
Net income (loss) per unit - assuming dilution              (.31)             .79             .98            5.13


                        1997
                        ----
Total revenues (b)                                      $ 12,908         $ 13,443        $ 13,533        $ 14,015

Property operations revenues less property
  operations expenses and general
    and administrative expenses                            6,135            7,054           6,693           6,522

Net income                                                    68              936             569             784
Net income per unit - basic                                  .04              .55             .34             .47
Net income per unit - assuming dilution                      .04              .54             .33             .45



          (a) Net income (loss) for the first and second quarter of 1998 includes losses on early extinguishments of debt of $1,611,000 and $265,000, respectively. Net income for the fourth quarter of 1998 includes a gain on early extinguishment of debt of $7,223,000. (See Note 5 to the Consolidated Financial Statements for more information about the refinancing of mortgage loans during 1998).

          (b) Total revenues in the fourth quarter of 1997 include $394,000 of gain from the sale of a property.

                         HALLWOOD REALTY PARTNERS, L.P.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                                Costs
                                                                             capitalized
                                                                             subsequent to
                                                         Initial cost         acquisition
                                                    ---------------------    -------------
                                                               Buildings      Buildings
                                                                 and             and
 Description (A)                   Encumbrances     Land     improvements    improvements
---------------                    ------------     ----     ------------    -------------

Airport Plaza                        $    771     $    300     $  4,013     $    309

Bellevue Corporate Plaza               15,421        7,428       17,617        2,673

Bradshaw Business Parks                 6,152        5,018       15,563        4,418

Corporate Square                       12,901        6,142       14,112        8,056

Executive Park                         33,747       15,243       34,982        9,910

Fairlane Commerce Park                 20,433        5,191       18,080        5,807

First Maryland Building                25,000        2,100       43,772        3,693

Joy Road Distribution Center             --            359        1,340        1,704

Montrose Office Center                  6,265        5,096       15,754        3,645

Parklane Towers                        23,131        3,420       37,592        4,543

Raintree Industrial Park               10,795        1,191       18,208        1,405

Seattle Business Parks                  7,462        4,953        8,730        4,260

Corporate office equipment               --           --           --             94
                                     --------     --------     --------     --------
TOTAL                                $162,078     $ 56,441     $229,763     $ 50,517
                                     ========     ========     ========     ========



                                                Gross amount at which
                                              carried at close of period
                                           ---------------------------------
                                                       Buildings              Accumulated
                                                        and                   depreciation    Date
 Description (A)                           Land     improvements   Total (B)    (B)(C)      acquired
 ---------------                           ----     ------------   --------- -------------  --------

Airport Plaza                          $    300      $  4,322     $  4,622     $  3,761      4/30/87

Bellevue Corporate Plaza                  7,428        20,290       27,718        5,494      6/30/88

Bradshaw Business Parks                   5,018        19,981       24,999       11,287      9/24/85

Corporate Square                          6,142        22,168       28,310       14,221     8/2/85 & 10/1/92

Executive Park                           15,243        44,892       60,135       32,668     12/19/85

Fairlane Commerce Park                    5,191        23,887       29,078       10,841     12/30/86 & 7/1/87

First Maryland Building                   2,100        47,465       49,565       26,943      6/29/84

Joy Road Distribution Center                359         3,044        3,403          416      2/14/96

Montrose Office Center                    5,096        19,399       24,495        8,028       1/8/88

Parklane Towers                           3,420        42,135       45,555       29,008     12/16/84

Raintree Industrial Park                  1,191        19,613       20,804       10,439      7/17/86

Seattle Business Parks                    4,953        12,990       17,943        7,796      4/24/86

Corporate office equipment                 --              94           94           40      various
                                       --------      --------     --------     --------
TOTAL                                  $ 56,441      $280,280     $336,721     $160,942
                                       ========      ========     ========     ========






                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                             NOTES TO SCHEDULE III
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

(A) PROPERTY LOCATIONS ARE AS FOLLOWS:

    Airport Plaza                                            San Diego, California
    Bellevue Corporate Plaza                                 Bellevue, Washington
    Bradshaw Business Parks                                  Sacramento and Rancho Cordova, California
    Corporate Square                                         Atlanta, Georgia
    Executive Park                                           Atlanta, Georgia
    Fairlane Commerce Park                                   Dearborn, Michigan
    First Maryland Building                                  Baltimore, Maryland
    Joy Road Distribution Center                             Detroit, Michigan
    Montrose Office Center                                   Rockville, Maryland
    Parklane Towers                                          Dearborn, Michigan
    Raintree Industrial Park                                 Solon, Ohio
    Seattle Business Parks                                   Kent and Tukwila, Washington


(B) RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                                           Accumulated
                                                                       Cost                Depreciation
                                                                       ----                ------------
                    Balance, January 1, 1996                        $ 330,478               $ 138,212

                        Additions                                       7,697                  17,086
                        Retirements                                    (5,784)                 (5,784)
                                                                    ---------               ---------

                    Balance, December 31, 1996                        332,391                 149,514

                        Additions                                       6,183                   9,924
                        Retirements  and disposition                   (4,179)                 (4,071)
                                                                    ---------               ---------

                    Balance, December 31, 1997                        334,395                 155,367

                        Additions                                       6,603                   9,852
                        Retirements                                    (4,277)                 (4,277)
                                                                    ---------               ---------

                    Balance, December 31, 1998                      $ 336,721               $ 160,942
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

    During 1997, HRP completed a review of its real estate lives. In light of recent improvements and actions taken to increase its preventative maintenance programs, the estimated economic lives for buildings were found to be generally longer than the useful lives being used for depreciation purposes. Accordingly, effective January 1, 1997, HRP extended the depreciable lives of certain building costs. The effect of this change in estimate reduced depreciation and amortization expense by $7,200,000.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no officers or directors. Realty, as general partner of the Partnership, performs all functions ordinarily performed by officers and directors. Realty was originally incorporated in Delaware in January 1990 and became a limited liability company formed in Delaware in December 1998.


BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 54, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY

         Mr. Gumbiner has served as Chairman of the Board of Directors of Hallwood since 1981 and as its Chief Executive Officer since April 1984. He has served as Chairman of the Board of Directors since May 1984 and Chief Executive Officer since February 1987 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He has also served as the managing director of Hallwood Holdings S.A. ("HHSA") since March 1984; as a director of Realty since 1990; and as a director of Hallwood Consolidated Resources Corporation ("HCRC") since 1992. Mr. Gumbiner is also a Solicitor of the Supreme Court of Judicature of England.

BRIAN M. TROUP, 51, DIRECTOR OF REALTY

         Mr. Troup has served as a director of Hallwood since 1981 and as President and Chief Operating Officer of Hallwood since April 1986. Mr. Troup has served as a director of the general partner of HEP since May 1984. He also has served as a director of HCRC since 1992; as a director of HHSA since March 1984; and as a director of Realty since 1990. He is an associate of the Institute of Bankers in Scotland and a member of the Society of Investment Analysts in the United Kingdom.

WILLIAM L. GUZZETTI, 55, PRESIDENT AND DIRECTOR OF REALTY

         Mr. Guzzetti has been President and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and as President and a director of HCRC since 1992. Mr. Guzzetti has been President and a director of the general partner of HEP since February 1985.

JOHN G. TUTHILL, 55, EXECUTIVE VICE PRESIDENT AND SECRETARY

         Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. Mr. Tuthill joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 50, EXECUTIVE VICE PRESIDENT

         Mr. Walther has been an Executive Vice President of Realty since November 1, 1998. Mr. Walther was a member of the Board of Directors of Realty from June 17, 1994 to November 1, 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 51, VICE PRESIDENT - FINANCE

         Mr. Gent has been the Vice President-Finance of Realty since March 1990, having previously served as Vice President Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 57, DIRECTOR OF REALTY

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

WILLIAM F. FORSYTH, 49, DIRECTOR OF REALTY

         Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (CONTINUED)


EDWARD T. STORY, 55, DIRECTOR OF REALTY

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


Section 16(a) of the Securities and Exchange Act of 1934 requires a registrant's officers and directors, if any, and persons who own more than ten percent of a registered class of HRP's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations that no Forms 5 were required, HRP believes that during the period January 1, 1998 to December 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors were complied with.


ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 1998, Messrs. Gumbiner, Troup and Guzzetti served on the Board of Directors of Realty and the compensation committee of Hallwood Energy. Mr. Gumbiner is also Chief Executive Officer of Hallwood, Realty and the general partner of HEP. Mr. Troup is also President and Chief Operating Officer of Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, Chief Operating Officer and President of the general partner of HEP, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, Story and Walther were each paid $20,000 in each of the three years ended December 31, 1998 for director fees.

Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and incentive disposition fees. Specifically, Realty is entitled to receive (i) an asset management fee equal to 1% of the net aggregate base rents of the Properties, (ii) acquisition fees equal to 1% of the purchase price of newly acquired properties, and (iii) incentive fees for performing disposition services with respect to real estate investments, other than the properties owned at the time of HRP's formation on November 1, 1990, equal to 10% of the amount, by which the sales price of a property disposed of exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 1999 and provide for
(i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent, not to exceed 6% of the net aggregate rent, and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):


                                                Entity
                                               Paid or
                                              Reimbursed                  1998              1997              1996
                                              ----------                  ----              ----              ----

Asset management fee                             Realty                $   495           $   458           $   450
Acquisition fee                                  Realty                     -                  7                17
Reimbursement of costs   (a)                     Realty                  2,320             2,316             2,321
Property management fee                          HCRE                    1,608             1,524             1,433
Lease commissions                                HCRE                    1,964             1,425             2,888
Construction fees                                HCRE                      314               353               382


                 (a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to Realty, at cost, for partnership level salaries, employee and director insurance and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with Realty.

ITEM 11. EXECUTIVE COMPENSATION - (CONTINUED)


CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of Realty (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the three other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1998.




                                                 SUMMARY COMPENSATION TABLE
                                                 --------------------------
                                                     Annual Compensation
                                       -------------------------------------------------
                                                                         Other Annual
Name and Principal Position            Year     Salary (a)     Bonus    Compensation (b)
---------------------------            ----     ----------     -----    ----------------
Anthony J. Gumbiner                    1998     $   --       $   --       $   --
Chairman of the Board and              1997         --           --           --
Chief Executive Officer                1996         --           --           --

William L. Guzzetti                    1998      200,000       15,833         --
President and Chief                    1997      200,000       17,583         --
Operating Officer                      1996      200,000        8,333         --

John G. Tuthill                        1998      150,360       57,265        8,212
Executive Vice President               1997      150,360       46,265        8,256
and Secretary                          1996      150,360       46,265        3,345

Jeffrey D. Gent                        1998      104,366       27,523        5,984
Vice President - Finance               1997       99,396       11,212        6,385
                                       1996       90,360       15,648        2,317

          -----------------

          (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan. .

          (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof . made under a special bonus arrangement.

The following table discloses for each of the executive officers of Realty, who have been granted options to purchase securities . of HRP the number of such options held by each of the executive officers and the potential realizable values for their options at December 31, 1998. None of the executive officers exercised any options during the year ended December 31, 1998 and HRP has not granted SARs.



                    AGGREGATED OPTION/SAR EXERCISES IN 1998
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1998

                                                                                                 Value of Unexercised
                                                        Number of Unexercised                        In-the-Money
                                                             Options at                               Options at
                                Units                     December 31, 1998                        December 31, 1998
                              Acquired              --------------------------------      -----------------------------------
Name                         on Exercise            Exercisable        Unexercisable      Exercisable           Unexercisable
----                         -----------            -----------        -------------      -----------           -------------

Anthony J. Gumbiner               0                   25,800                 0            $ 1,228,725                 $ 0
William L. Guzzetti               0                   15,000                 0                714,375                   0
John G. Tuthill                   0                   13,000                 0                619,125                   0
Jeffrey D. Gent                   0                    7,000                 0                333,375                   0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 5, 1999 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:


                                                                    Amount                             Percent
Name and Address of                                              Beneficially                            of
Beneficial  Owner                                                Owned    (a)                           Class
-------------------                                              -------------                         --------
HWG, LLC
c/o The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219                                                  413,040                             24.7%

Gotham Partners, L.P. and
Gotham Partners, L.P. III
237 Park Avenue, 9th Floor
New York, NY   10017                                                 247,994                             14.8%

Private Management Group, Inc. ("PMG")
20 Corporate Park, Suite 400
Irvine, CA   92606                  (b)                              102,615                              6.1%

Interstate Properties
Park 80 West, Plaza II
Saddle Brook, NJ 07662                                                98,600                              5.9%

Alan G. Crisp                       (c)                                  --                                --

William F. Forsyth                  (c)                                  --                                --

Anthony J. Gumbiner                 (c)                               25,800 (d)                          1.5% (d)

William L.  Guzzetti                (c)                               15,100 (e)                          0.9% (e)

Edward T. Story                     (c)                                  --                                --

Brian M. Troup                      (c)                               17,200 (f)                          1.0% (f)

All directors and executive officers
as a group (9 persons)                                                78,100 (g)                          4.5% (g)

--------------------

       (a) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.

       (b) PMG is an Investment Advisor registered under Section 203 of the Investment Advisers Act of 1940 with sole power to vote or direct the vote of all the units, including their directly-owned 840 units. PMG also has sole power to dispose or direct the disposition of all of the units.

       (c) Represents the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

       (d) Comprised of currently exercisable options to purchase 25,800 units.

       (e)  Includes currently exercisable options to purchase 15,000 units.

       (f) Comprised of currently exercisable options to purchase 17,200 units.

       (g)  Includes currently exercisable options to purchase 78,000 units.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For information covered by this item, see Note 3 to the Registrant's financial statements included in Item 8 hereof.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)   Financial Statements.

      See Index contained in Item 8.

(2)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 1998 or in 1999 prior to the filing of this Form 10-K for the year ended December 31, 1998.

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


                                    HALLWOOD REALTY PARTNERS, L.P.
                                    BY: HALLWOOD REALTY, LLC
                                        GENERAL PARTNER


DATE: March 10, 1999                BY:  /s/ WILLIAM L. GUZZETTI
      --------------                     --------------------------------------
                                         William L. Guzzetti
                                         President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1998, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                     Signature                                  Capacity                               Date
                     ---------                                  --------                               ----
/s/ ANTHONY J. GUMBINER                                Chairman of the Board and Director,            March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Anthony J. Gumbiner                                    (Chief Executive Officer)



/s/ WILLIAM L. GUZZETTI                                President and Director,                        March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
William L. Guzzetti                                    (Chief Operating Officer)



/s/ JEFFREY D. GENT                                    Vice President - Finance,                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Jeffrey D. Gent                                        (Chief Accounting Officer)



/s/ALAN G. CRISP                                       Director,                                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Alan G. Crisp


/s/ WILLIAM F. FORSYTH                                 Director,                                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
William F. Forsyth


                                                       Director,
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Edward T. Story


/s/ BRIAN M. TROUP                                     Director,                                      March 10, 1999
--------------------------------------------------     Hallwood Realty, LLC                           --------------
Brian M. Troup


                         HALLWOOD REALTY PARTNERS, L.P.
                                 EXHIBIT INDEX

 Exhibit
 Number                              Exhibit
 -------                             -------
 3.1   (a)            Certificate of Limited Partnership of Hallwood Realty
                      Partners, L.P., dated January 10, 1990.

 3.2   (a)            Amended and Restated Agreement of Limited Partnership of
                      Hallwood Realty Partners, L.P., dated June 7, 1990.

 4.1                  Unit Purchase Rights Agreement, dated as of November 30,
                      1990, between the Partnership and The First National Bank of Boston, as Rights Agent (filed as part of Exhibit 1 to Current Report of Form 8-K, dated November 30, 1990, and which is incorporated herein by reference - File No.1
                      -10643). (4.1)

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
                          EXHIBIT INDEX - (Continued)


 Exhibit
 Number                               Exhibit
 -------                              -------
10.11 (b)             Management Agreement between Hallwood Real Estate
                      Investors Fund XIV and Hallwood Management Company dated
                      July 1, 1994.

10.12 (b)             Management Agreement between Hallwood Real Estate
                      Investors Fund XVI and Hallwood Management Company dated
                      July 1, 1994.

10.13 (b)             Management Agreement between SBP General and Hallwood
                      Management Company dated July 1, 1994.

10.14 (b)  *          1995 Unit Option Plan for Hallwood Realty Partners, L.P.

10.15 (b)  *          1995 Unit Option Plan Loan Program for Hallwood Realty
                      Partners, L.P.

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

27                    Financial Data Schedule

----------


*        Constitutes a management compensation plan.

(a) Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.

(b) Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.