Form 10-Q
period 1999-03-31
HALLWOOD REALTY PARTNERS L P
filed 1999-05-11
CIK 865439

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q



      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 1999


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

                                 Yes  X    No
                                    -----    ------


     THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS REPRESENTING
                    OWNERSHIP OF LIMITED PARTNER INTERESTS.

          NUMBER OF UNITS OUTSTANDING AT MAY 5, 1999: 1,672,556 UNITS.

===============================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1          Financial Statements (unaudited) :

                Consolidated Balance Sheets as of March 31, 1999
                and December 31, 1998                                                            3

                Consolidated Statements of Operations for the
                Three Months Ended March 31, 1999 and 1998                                       4

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1999 and 1998                                       5

                Notes to Consolidated Financial Statements                                       6

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                       8

Item 3          Quantitative and Qualitative Disclosures About Market Risk                      11



PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                               12

                Signature                                                                       13

                         HALLWOOD REALTY PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                   MARCH 31,       December 31,
                                                                     1999              1998
                                                                 ------------      ------------
                                                                  (UNAUDITED)

ASSETS

Real estate:
    Land                                                         $     56,441      $     56,441
    Buildings and improvements                                        262,100           262,588
    Tenant improvements                                                17,446            17,692
                                                                 ------------      ------------
                                                                      335,987           336,721
    Accumulated depreciation and amortization                        (161,891)         (160,942)
                                                                 ------------      ------------
       Real estate, net                                               174,096           175,779

Cash and cash equivalents                                              15,168            14,497
Accounts receivable                                                     1,682             1,456
Deferred lease commissions, net                                         7,206             7,186
Lease concessions                                                       3,183             2,955
Loan reserves and escrows                                               6,906             6,986
Loan costs, net                                                         3,829             3,923
Prepaid expenses and other assets                                       1,104             1,241
                                                                 ------------      ------------

       Total assets                                              $    213,174      $    214,023
                                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                            $    161,450      $    162,078
    Accounts payable and accrued expenses                               3,369             4,435
    Prepaid rent and security deposits                                  2,337             2,703
    Payable to affiliates, net                                            170               173
                                                                 ------------      ------------
       Total liabilities                                              167,326           169,389
                                                                 ------------      ------------

Partners' capital:
    Limited partners - 1,672,556 units outstanding                     45,390            44,188
    General partner                                                       458               446
                                                                 ------------      ------------
       Total partners' capital                                         45,848            44,634
                                                                 ------------      ------------

       Total liabilities and partners' capital                   $    213,174      $    214,023
                                                                 ============      ============



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       -----------------------------
                                                           1999              1998
                                                       ------------     ------------

REVENUES:
   Property operations                                 $     14,338     $     13,676
   Interest                                                     221              147
                                                       ------------     ------------
      Total revenues                                         14,559           13,823
                                                       ------------     ------------

EXPENSES:
   Property operations                                        5,836            5,591
   Interest                                                   3,379            3,183
   Depreciation and amortization                              3,025            3,078
   General and administrative                                 1,105              902
                                                       ------------     ------------
      Total expenses                                         13,345           12,754
                                                       ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM                              1,214            1,069

Extraordinary item -
   Loss on early extinguishment of debt                          --           (1,611)
                                                       ------------     ------------

NET INCOME (LOSS)                                      $      1,214     $       (542)
                                                       ============     ============

ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                    $      1,202     $       (537)
   General partner                                               12               (5)
                                                       ------------     ------------
      Total                                            $      1,214     $       (542)
                                                       ============     ============

NET INCOME (LOSS) PER UNIT AND
POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary item                 $        .72     $        .63
      Loss on early extinguishment of debt                       --             (.95)
                                                       ------------     ------------
          Net income (loss)                            $        .72     $       (.32)
                                                       ============     ============

   Earnings per unit -assuming dilution
      Income before extraordinary item                 $        .69     $        .61
      Loss on early extinguishment of debt                       --             (.92)
                                                       ------------     ------------
          Net income (loss)                            $        .69     $       (.31)
                                                       ============     ============

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:
   Basic                                                      1,673            1,673
                                                       ============     ============
   Assuming dilution                                          1,740            1,739
                                                       ============     ============


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   ------------------------------
                                                                         1999             1998
                                                                   ------------      ------------

OPERATING ACTIVITIES:
   Net income (loss)                                               $      1,214      $       (542)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation and amortization                                       3,025             3,078
      Loss on early extinguishment of debt                                   --             1,611
      Amortization of mortgage principal forgiveness                         --              (425)
      Lease concessions                                                    (228)              (85)
   Changes in assets and liabilities:
      Receivables                                                          (226)              (85)
      Deferred lease commissions                                           (566)             (600)
      Prepaid expenses and other assets                                     258              (981)
      Accounts payable and other liabilities                             (1,435)             (497)
                                                                   ------------      ------------
         Net cash provided by operating activities                        2,042             1,474
                                                                   ------------      ------------

INVESTING ACTIVITIES:
   Property and tenant improvements                                        (743)           (1,103)
                                                                   ------------      ------------
         Net cash used in investing activities                             (743)           (1,103)
                                                                   ------------      ------------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                               --            34,000
   Mortgage principal refinanced                                             --           (28,707)
   Mortgage prepayment penalty                                               --            (1,465)
   Mortgage principal payments                                             (628)             (826)
   Loan reserves                                                             --              (550)
   Loan fees                                                                 --              (849)
                                                                   ------------      ------------
         Net cash provided by (used in) financing activities               (628)            1,603
                                                                   ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                       671             1,974
BEGINNING CASH AND CASH EQUIVALENTS                                      14,497             6,665
                                                                   ------------      ------------
ENDING CASH AND CASH EQUIVALENTS                                   $     15,168      $      8,639
                                                                   ============      ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


   Interest paid in cash during the period                         $      3,259      $      3,687
                                                                   ============      ============


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY".
    As of March 31, 1999, there were 1,672,556 units outstanding.

    Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its real estate properties. Hallwood Commercial Real Estate, LLC ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services for HRP's real estate properties.

    The accompanying unaudited consolidated financial statements of Hallwood Realty Partners, L.P. have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates.

    Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1998.

2   TRANSACTIONS WITH RELATED PARTIES

    Realty and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                                          THREE MONTHS
                                                             ENDED
                                        ENTITY             MARCH 31,
                                       PAID OR       ---------------------
                                      REIMBURSED       1999         1998
                                      ----------     --------     --------

    Asset management fee                Realty       $    123     $    121
    Reimbursements of costs (a)         Realty            718          646
    Property management fee             HCRE              410          391
    Lease commissions                   HCRE              416          387
    Construction fees                   HCRE               95           57


         (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with Realty.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)


3   COMPUTATION OF NET INCOME (LOSS) PER UNIT

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

                                                                       Three Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Weighted average units outstanding - basic                              1,673             1,673
Issuance of units from options                                             86                86
Repurchase of units from unit option proceeds                             (19)              (20)
                                                                 ------------      ------------
Weighted average units outstanding - assuming dilution                  1,740             1,739
                                                                 ============      ============

4   LITIGATION

    Reference is made to Note 9 to the audited consolidated financial statements contained in Form 10-K for the year ended December 31, 1998.

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

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

REVENUE FROM PROPERTY OPERATIONS increased $662,000, or 4.8%, for the first quarter of 1999, compared to the 1998 first quarter. The following table illustrates the components of the change, in thousands:


          Rental income, net                             $   247
          Expense recoveries                                 114
          Other property income                              301
                                                         -------
             Net increase                                $   662
                                                         =======

Overall, net rental income increased due to higher rental rates, partially offset by a temporary and slight decline in average occupancy between the comparable periods from 94.0% to 92.3%. Expense recoveries remained relatively stable in comparison to the prior year. Other property income increased due to the receipt of non-recurring parking revenues and due to an increase in tenants' utility cost reimbursements.

INTEREST INCOME increased $74,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES increased $245,000, or 4.4%, for the first quarter of 1999, compared to the same period in 1998. The increase is comprised of the following components:

     o    Snow removal costs increased $95,000 due to a milder 1998 winter.
     o Management fees increased $21,000 due to the increase in net rental income mentioned above.
     o Combined all other operating costs increased $129,000, or 2.3%, between the periods.

INTEREST EXPENSE increased $196,000, or 6.2%, for the first quarter of 1999 as compared to the same period in 1998. The 1998 period included $425,000 of non-cash amortization of First Maryland's loan forgiveness, which was eliminated in November 1998 as the result of the retirement and refinancing of that loan. Partially offsetting this was a reduction in cash mortgage interest of $221,000, primarily as the result of reduced contractual interest rates from 1998 loan refinancings, and due to lower miscellaneous interest of $8,000.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent with the prior year quarter, decreasing only $53,000, or 1.7%.

GENERAL AND ADMINISTRATIVE EXPENSES increased $203,000, or 22.5%, for the first three months of 1999, as compared to 1998's first three months, as a result of an increase in legal fees of $133,000 primarily due to the Gotham litigation (see Note 4 to the consolidated financial statements) and due to increases in salaries and Michigan's state franchise taxes.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $1,611,000 in the 1998 period represents a prepayment penalty of $1,465,000 incurred with the early payoff of a loan secured by Executive Park and the write off of $146,000 of unamortized loan costs associated with the retired loan.

                         HALLWOOD REALTY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES


HRP is engaged in the acquisition, ownership and operation of commercial real estate assets. While it is the General Partner's intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

As of March 31, 1999, HRP owned twelve real estate properties located in six states containing 5,158,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position increased $671,000 during the first three months of 1999 from $14,497,000 as of December 31, 1998 to $15,168,000 as of March 31, 1999.
The source of cash during the period was $2,042,000 of cash provided by operating activities. The uses of cash during the period were $743,000 of property and tenant improvements and $628,000 of mortgage principal payments.

Substantially all of the buildings in eleven of HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages as of March 31, 1999. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay approximately $1,842,000 of principal payments during the remainder of 1999.

HRP has estimated and budgeted tenant and capital improvements of approximately $7,303,000 and lease commissions of about $2,126,000 for 1999. HRP has incurred $743,000 of tenant and capital improvements and $566,000 of lease commissions in the first three months of 1999 of these estimates.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, and lease commissions will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its real estate properties.

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

HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the Year 2000 and beyond. HRP identified that its four primary business systems, which are vulnerable to the Year 2000 issue, are: (1) General Ledger/Accounts Payable/Accounts Receivable Systems - These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now Year 2000 compliant. (2) Commercial Lease Administration - The system used by HRP is Year 2000 compliant. (3) K-1 Processing - HRP maintains data used to process its partners Schedule K-1's for tax reporting purposes in an environment that is not Year 2000 compliant. HRP has selected a tested and compliant system which will be installed in 1999 at minimal cost. (4) Payroll - Year 2000 compliant software was purchased and installed in the fourth quarter of 1998 at minimal cost.

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

                         HALLWOOD REALTY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)  -

limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches. HRP anticipates finalizing its survey of service providers and vendors during the third quarter of 1999.

HRP will utilize external and internal resources to reprogram, replace and test its systems for Year 2000 modifications. HRP anticipates completing the Year 2000 project, which includes repairing or replacing any vulnerable systems, by September 30, 1999. Total costs, including information and non-information technology systems, are not expected to exceed $100,000. In the event that a system will not be Year 2000 compliant, HRP will assess the potential risk and, to the extent it is feasible, transfer its business to an alternate vendor.

Although HRP believes that it will not have any detrimental effects on its operations from Year 2000 compliance issues, there can be no assurance that the systems of other companies, on which HRP's systems may rely, will be converted timely, or converted in a manner that is compatible with HRP's systems, or that any such failures by such other companies would not have a material adverse effect or risk to HRP. HRP plans to devote all necessary resources to resolve any such unforseen issues in a timely manner. In the event of a complete failure of our information technology systems, HRP would be able to continue the affected functions either manually or through the use of non-Year 2000 compliant systems. The primary costs associated with such a necessity would probably include increased time delays associated with posting of information, and increased personnel to manually process the information. HRP does not currently have a contingency plan in place and believes, based upon current knowledge, that one is not needed.

The cost of Year 2000 compliance and the estimated date of completion of necessary modifications are based on HRP's best estimates, which were derived from various assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those anticipated.


FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward- looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ significantly from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP; other risks and uncertainties may be described, from time to time, in HRP's periodic reports and filings with the Securities and Exchange Commission.

In addition, the dates for completion of HRP's Year 2000 plan are based on its best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, HRP cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners and potential investors are cautioned that certain events or circumstances could cause actual results to differ significantly from those projected, estimated or predicted.

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes to HRP's market risks during the three months ended March 31, 1999.

QUALITATIVE INFORMATION -

HRP's primary risk management strategy is to manage its exposure to adverse changes in interest rates by issuing fixed rate debt, where possible. HRP attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt by issuing fixed rate debt when business and markets conditions are favorable. There is inherent rollover risk for borrowings as they mature and are renewed at the then current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and HRP's future financing requirements. HRP does not hold or issue derivative financial instruments for trading purposes. As part of HRP's financing activity, a derivative security was used for the sole purpose of fixing the interest rate of HRP's only variable rate debt instrument.

SPECIFIC AND QUANTITATIVE INFORMATION -

HRP's derivative instrument, which is matched directly against an outstanding borrowing is a "pay fixed / receive variable" interest rate swap with a highly rated counterparty in which the interest payments are calculated on a notional amount. The notional amount does not represent amounts exchanged by the parties and thus are not a measure of exposure to HRP through its use of the derivative. HRP is exposed to credit-related gains or losses in the event of non-performance by counterparties to this financial instrument; however, HRP does not expect any counterparties to fail to meet their obligations. The interest rate swap is described as follows (in thousands):

                                                   Variable Rate as of March 31, 1999
                                                   ----------------------------------
                                                                       Fair Value
Notional Amount    Maturity Date    Fixed Rate %      %      Based On    of Swap (a)
---------------   ---------------   ------------   ------   ----------   ------------

$        25,000   April 30, 2006        6.87%       6.26%     30 day     $        366
                                                              LIBOR

    (a) The estimated amount that HRP would receive upon termination of its interest rate swap agreement as of March 31, 1999 was based on a quote received from the lender.

                         HALLWOOD REALTY PARTNERS, L.P.

                          PART II - OTHER INFORMATION

    Item

    1     Legal Proceedings                                        None.

    2     Changes in Securities and Use of Proceeds                None.

    3     Defaults upon Senior Securities                          None.

    4     Submission of Matters to a Vote of Security Holders      None.

    5     Other Information                                        None.

    6     Exhibits and Reports on Form 8-K

          (a) Exhibits

              27  -  Financial Data Schedule                       Page 14

          (b) Reports on Form 8-K                                  None.

                         HALLWOOD REALTY PARTNERS, L.P.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HALLWOOD REALTY PARTNERS, L.P.
                                ------------------------------------------------
                                       (Registrant)

                                By: HALLWOOD REALTY, LLC
                                    General Partner


Date: May 5, 1999               By: /s/  JEFFREY D. GENT
                                    --------------------------------------------
                                    Jeffrey D. Gent
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number        Description
------        -----------
  27          Financial Data Schedule