Form 10-Q
period 1999-06-30
HALLWOOD REALTY PARTNERS L P
filed 1999-08-04
CIK 865439

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

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

         NUMBER OF UNITS OUTSTANDING AT AUGUST 3, 1999: 1,672,556 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1          Financial Statements (unaudited):

                Consolidated Balance Sheets as of June 30, 1999
                and December 31, 1998                                                            3

                Consolidated Statements of Income for the
                Three and Six Months Ended June 30, 1999 and 1998                                4

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1999 and 1998                                          5

                Notes to Consolidated Financial Statements                                       6

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                       8

Item 3          Quantitative and Qualitative Disclosures About Market Risk                      12


PART II - OTHER INFORMATION

Items 1 to 6    Other Information                                                               13

                Signature                                                                       14

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                     JUNE 30,         December 31,
                                                       1999               1998
                                                    ----------        ------------
                                                    (UNAUDITED)
ASSETS

Real estate:
    Land                                            $   56,441        $     56,441
    Buildings and improvements                         262,837             262,588
    Tenant improvements                                 16,692              17,692
                                                    ----------        ------------
                                                       335,970             336,721
    Accumulated depreciation and amortization         (162,841)           (160,942)
                                                    ----------        ------------
       Real estate, net                                173,129             175,779

Cash and cash equivalents                               15,772              14,497
Accounts receivable                                      1,707               1,456
Lease commissions, net                                   9,242               7,186
Loan reserves and escrows                                7,531               6,986
Loan costs, net                                          3,717               3,923
Prepaid expenses and other assets                        3,567               4,196
                                                    ----------        ------------

       Total assets                                 $  214,665        $    214,023
                                                    ==========        ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                               $  160,877        $    162,078
    Accounts payable and accrued expenses                3,379               4,435
    Prepaid rent and security deposits                   2,234               2,703
    Payable to affiliates, net                           1,145                 173
                                                    ----------        ------------
       Total liabilities                               167,635             169,389
                                                    ----------        ------------

Partners' capital:
    Limited partners - 1,672,556 units outstanding      46,560              44,188
    General partner                                        470                 446
                                                    ----------        ------------
       Total partners' capital                          47,030              44,634
                                                    ----------        ------------

       Total liabilities and partners' capital      $  214,665        $    214,023
                                                    ==========        ============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                  --------------------     --------------------
                                                    1999        1998         1999        1998
                                                  --------    --------     --------    --------
REVENUES:
   Property operations                            $ 14,030    $ 13,552     $ 28,368    $ 27,228
   Interest                                            222         219          443         366
                                                  --------    --------     --------    --------
      Total revenues                                14,252      13,771       28,811      27,594
                                                  --------    --------     --------    --------

EXPENSES:
   Property operations                               5,568       5,150       11,404      10,741
   Interest                                          3,387       3,135        6,766       6,318
   Depreciation and amortization                     2,955       3,010        5,980       6,088
   General and administrative                        1,160         821        2,265       1,723
                                                  --------    --------     --------    --------
      Total expenses                                13,070      12,116       26,415      24,870
                                                  --------    --------     --------    --------

INCOME BEFORE EXTRAORDINARY ITEM                     1,182       1,655        2,396       2,724

Extraordinary item -
   Loss on early extinguishments of debt              --          (265)        --        (1,876)
                                                  --------    --------     --------    --------

NET INCOME                                        $  1,182    $  1,390     $  2,396    $    848
                                                  ========    ========     ========    ========

ALLOCATION OF NET INCOME:
   Limited partners                               $  1,170    $  1,376     $  2,372    $    839
   General partner                                      12          14           24           9
                                                  --------    --------     --------    --------
      Total                                       $  1,182    $  1,390     $  2,396    $    848
                                                  ========    ========     ========    ========

NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary item            $    .70    $    .98     $   1.42    $   1.61
      Loss on early extinguishments of debt           --          (.16)        --         (1.11)
                                                  --------    --------     --------    --------
          Net income                              $    .70    $    .82     $   1.42    $    .50
                                                  ========    ========     ========    ========

   Earnings per unit - assuming dilution
      Income before extraordinary item            $    .67    $    .94     $   1.36    $   1.55
      Loss on early extinguishments of debt           --          (.15)        --         (1.07)
                                                  --------    --------     --------    --------
          Net income                              $    .67    $    .79     $   1.36    $    .48
                                                  ========    ========     ========    ========

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME PER UNIT
AND POTENTIAL UNIT:
   Basic                                             1,673       1,673        1,673       1,673
                                                  ========    ========     ========    ========
   Assuming dilution                                 1,740       1,743        1,740       1,741
                                                  ========    ========     ========    ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                     1999            1998
                                                                   --------        --------
OPERATING ACTIVITIES:
   Net income                                                      $  2,396        $    848
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                   5,980           6,088
      Loss on early extinguishments of debt                            --             1,876
      Amortization of mortgage principal forgiveness                   --              (847)
      Effective rent adjustments                                       (460)           (173)
   Changes in assets and liabilities:
      Receivables                                                      (251)           (266)
      Lease commissions                                              (3,182)         (1,230)
      Prepaid expenses and other assets                                 733             604
      Accounts payable and other liabilities                           (553)           (545)
                                                                   --------        --------
         Net cash provided by operating activities                    4,663           6,355
                                                                   --------        --------

INVESTING ACTIVITIES:
   Property and tenant improvements                                  (2,151)         (2,054)
                                                                   --------        --------
         Net cash used in investing activities                       (2,151)         (2,054)
                                                                   --------        --------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                         --            41,500
   Mortgage principal refinanced                                       --           (35,046)
   Mortgage prepayment penalties                                       --            (1,655)
   Mortgage principal payments                                       (1,201)         (1,489)
   Loan reserves                                                       --              (550)
   Loan fees and expenses                                               (36)         (1,122)
                                                                   --------        --------
         Net cash provided by (used in) financing activities         (1,237)          1,638
                                                                   --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                                 1,275           5,939
BEGINNING CASH AND CASH EQUIVALENTS                                  14,497           6,665
                                                                   --------        --------
ENDING CASH AND CASH EQUIVALENTS                                   $ 15,772        $ 12,604
                                                                   ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid in cash during the period                         $  6,511        $  6,933
                                                                   ========        ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY". As of June 30, 1999, there were 1,672,556 units outstanding.

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

    Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1998.

    Statement of Financial Accounting Standards No. 133 "Accounting of Derivative Instruments and Hedging Activities" was issued in June 1998 and the original effective date for periods beginning after June 15, 1999 has been extended one year to June 15, 2000. HRP is currently not planning on early adoption and has not had an opportunity to evaluate the impact of the provisions on its consolidated financial statements relating to future adoption.


2   TRANSACTIONS WITH RELATED PARTIES

    During June 1999, the management contract agreements for HRP's properties were extended five years to June 30, 2004. There were no changes to fee compensation. Realty and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                                                     THREE MONTHS                         SIX MONTHS
                                                                         ENDED                              ENDED
                                        ENTITY                          JUNE 30,                           JUNE 30,
                                        PAID OR                ------------------------           --------------------------
                                      REIMBURSED                1999              1998             1999                1998
                                      ----------               ------            ------           ------              ------
    Asset management fee                Realty                 $  126            $  123           $  249              $  244
    Reimbursements of costs (a)         Realty                    588               512            1,306               1,158
    Property management fee              HCRE                     405               396              815                 787
    Lease commissions                    HCRE                   2,418               649            2,834               1,036
    Construction fees                    HCRE                      98                48              193                 105

    (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays, on a monthly basis, the balance of its account with Realty.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

3   COMPUTATION OF NET INCOME PER UNIT

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

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                    ----------------------        ---------------------
                                                                      1999          1998            1999         1998
                                                                     ------        ------          ------       ------
Weighted average units outstanding - basic                            1,673         1,673           1,673        1,673
Issuance of units from options                                           86            86              86           86
Repurchase of units from unit option proceeds                           (19)          (16)            (19)         (18)
                                                                     ------        ------          ------       ------
Weighted average units outstanding - assuming dilution                1,740         1,743           1,740        1,741
                                                                     ======        ======          ======       ======


4   DEVELOPMENT OF LAND AT CORPORATE SQUARE

    During the second quarter of 1999, HRP began construction of a 5-story office building containing approximately 125,000 rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. About 72% of the space has been pre-leased to the General Services Administration for 20 years, with occupancy expected by Spring 2000. The building, tenant improvements, lease commissions and loan costs are estimated to be $15,300,000 (excluding the land). HRP will use cash to pay off the outstanding loan balance ($486,000 as of June 30, 1999) secured by the land and to pay the lease commissions incurred in the second quarter of 1999 of $1,746,000. Half of the lease commission was paid in June 1999 upon execution of the lease and the remaining half will be paid when the tenant takes occupancy of the space. The balance of the project will be funded by an interim-construction loan until completion and ultimately replaced by permanent financing.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

SECOND QUARTER OF 1999 COMPARED TO THE SECOND QUARTER OF 1998

REVENUE FROM PROPERTY OPERATIONS increased $478,000, or 3.5%, for the second quarter of 1999, compared to the 1998 second quarter. The following table illustrates the components of the change, in thousands:

             Rental income, net                               $ 440
             Other property income                               38
                                                              -----
               Net increase                                   $ 478
                                                              =====

Overall, net rental income increased due to higher rental rates, partially offset by a slight decline in average occupancy between the comparable periods from 93.3% to 93.2%. Other property income increased primarily due to the receipt of non-recurring parking revenues and due to an increase in tenants' utility cost reimbursements.

INTEREST INCOME increased $3,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES increased $418,000, or 8.1%, for the second quarter of 1999, compared to the same period in 1998. The increase is comprised of the following components:

    o Real estate taxes increased $466,000, primarily due to non-recurring refunds of $391,000 received in the 1998 period for prior years' taxes.

    o Combined, all other operating costs decreased $48,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $252,000, or 8.0%, for the second quarter of 1999 as compared to the same period in 1998. The 1998 period included $423,000 of non-cash amortization of Allfirst Building's (formerly named First Maryland Building) loan forgiveness, which was eliminated in November 1998 as the result of the retirement and refinancing of that loan. Partially offsetting this was a reduction in cash mortgage interest of $171,000, primarily as the result of reduced contractual interest rates from 1998 loan refinancings.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent with the prior year quarter, decreasing $55,000, or 1.8%.

GENERAL AND ADMINISTRATIVE EXPENSES increased $339,000, or 41.3%, for the second quarter of 1999, as compared to the same period in 1998, as a result of an increase of $403,000 in litigation costs (see Note 5 to the consolidated financial statements) partially offset by a $64,000 decrease of other costs, primarily certain professional fees incurred in the 1998 period and lower state franchise taxes.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $265,000 in the 1998 period represents a prepayment penalty of $190,000 incurred with the early payoff of a loan secured by Seattle Business Parks and the write off of $75,000 of unamortized loan costs associated with the retired loan.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST SIX MONTHS OF 1999 COMPARED TO THE FIRST SIX MONTHS OF 1998

REVENUE FROM PROPERTY OPERATIONS increased $1,140,000, or 4.2%, for the first six months of 1999, compared to the first six months of 1998. The following table illustrates the components of the change, in thousands:

             Rental income, net                             $  687
             Other property income                             453
                                                            ------
               Net increase                                 $1,140
                                                            ======

Overall, net rental income increased due to higher rental rates, partially offset by a slight decline in average occupancy between the comparable periods from 93.6% to 92.8%. Other property income increased primarily due to the receipt of non-recurring parking revenue, an increase in tenant utility reimbursements, and increases in various tenant services.

INTEREST INCOME increased $77,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES increased $663,000, or 6.2%, for the first six months of 1999, compared to the same period in 1998. The increase is comprised of the following components:

    o Real estate taxes increased $538,000, primarily due to non-recurring refunds of $413,000 received in the 1998 period for prior years' taxes.

    o   Snow removal costs increased $171,000 due to a milder 1998 winter.

    o Combined, all other operating costs decreased $46,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $448,000, or 7.1%, for the first six months of 1999 as compared to the same period in 1998. The 1998 period included $848,000 of non-cash amortization of Allfirst Building's (formerly named First Maryland Building) loan forgiveness, which was eliminated in November 1998 as the result of the retirement and refinancing of that loan. Partially offsetting this was a reduction in cash mortgage interest of $393,000, primarily as the result of reduced contractual interest rates from 1998 loan refinancings, and due to lower miscellaneous interest of $7,000.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent with the prior year period, decreasing $108,000, or 1.8%.

GENERAL AND ADMINISTRATIVE EXPENSES increased $542,000, or 31.5%, for the first six months of 1999, as compared to 1998's first six months, primarily as a result of an increase of $547,000 in litigation costs (see Note 5 to the consolidated financial statements).

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $1,876,000 in the 1998 period represents prepayment penalties of $1,655,000 incurred with the early payoff of loans secured by Executive Park and Seattle Business Parks, along with the write off of $221,000 of unamortized loan costs associated with the retired loans.

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

As of June 30, 1999, HRP owned twelve real estate properties located in six states containing 5,161,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position increased $1,275,000 during the first six months of 1999 from $14,497,000 as of December 31, 1998 to $15,772,000 as of June 30, 1999. The
source of cash during the period was $4,663,000 of cash provided by operating activities. The uses of cash during the period were $2,151,000 of property and tenant improvements, $1,201,000 of mortgage principal payments, and $36,000 of loan fees and expenses.

Substantially all of the buildings in eleven of HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages as of June 30, 1999. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay approximately $1,269,000 of principal payments during the remainder of 1999.

For 1999, HRP's budget (exclusive of the new building's construction discussed in the next paragraph) for tenant and capital improvements was approximately $7,303,000 and for lease commissions was about $2,127,000. In the first six months of 1999, HRP incurred $2,151,000 of tenant and capital improvements and $1,436,000 of lease commissions of these budgeted amounts.

During the second quarter of 1999, HRP began construction of a 5-story office building containing approximately 125,000 rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. About 72% of the space has been pre-leased to the General Services Administration for 20 years, with occupancy expected by Spring 2000. The building, tenant improvements, lease commissions and loan costs are estimated to be $15,300,000 (excluding the land). HRP will use cash to pay off the outstanding loan balance ($486,000 as of June 30, 1999) secured by the land and to pay the lease commissions incurred in the second quarter of 1999 of $1,746,000. Half of this lease commission was paid in June 1999 upon execution of the lease and the remaining half will be paid when the tenant takes occupancy of the space. The balance of the project will be funded by an interim-construction loan until completion and ultimately replaced by permanent financing.

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

HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the Year 2000 and beyond. HRP identified that its four primary business systems vulnerable to the Year 2000 issue are: (1) General Ledger/Accounts Payable/Accounts Receivable Systems These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now Year 2000 compliant.
(2) Commercial Lease Administration - The system used by HRP is Year 2000 compliant. (3) K-1 Processing - HRP maintains data used to process its partners Schedule K-1's for tax reporting purposes in an environment that is not Year 2000 compliant. A compliant system will be installed in the fourth quarter of 1999 at minimal cost. (4) Payroll Year 2000 compliant software was purchased and installed in the fourth quarter of 1998 at minimal cost.

                         HALLWOOD REALTY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -

In July 1999, HRP completed a survey of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This survey included the identification of certain on-site, non-information technology systems that could be vulnerable to the Year 2000 issue. These non-information technology systems included, but were not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches.

HRP has utilized and will continue to utilize, as necessary, external and internal resources to reprogram, upgrade, replace and/or test its systems for Year 2000 modifications. HRP anticipates completing the remaining Year 2000 upgrades and replacements by October 31, 1999. Total costs, including information and non-information technology systems, are not expected to exceed $100,000.

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

FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meaning of federal securities laws. Although any forward-looking statements contained in this Form 10- Q or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes to HRP's market risks during the six months ended June 30, 1999.

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

SPECIFIC AND QUANTITATIVE INFORMATION -

HRP's derivative instrument, which is matched directly against an outstanding borrowing is a "pay fixed/receive variable" interest rate swap with a highly rated counterparty in which the interest payments are calculated on a notional amount. The notional amount does not represent amounts exchanged by the parties and thus are not a measure of exposure to HRP through its use of the derivative. HRP is exposed to credit-related gains or losses in the event of non-performance by counterparties to this financial instrument; however, HRP does not expect any counterparties to fail to meet their obligations. The interest rate swap is described as follows:

                                                     Variable Rate as of June 30, 1999
                                                    -----------------------------------
                                                                          Fair Value of
Notional Amount    Maturity Date     Fixed Rate%      %       Based On       Swap (a)
---------------    -------------     -----------    -----     --------    -------------

  $ 25,000,000     April 30, 2006       6.78%       6.23%      30 day      $ 1,157,000
                                                               LIBOR

 (a) The estimated amount that HRP would receive upon termination of its interest rate swap agreement as of June 30, 1999 was based on a quote received from the lender.

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

                   27  -  Financial Data Schedule                        Page 15

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



                                HALLWOOD REALTY PARTNERS, L.P.
                                      (Registrant)

                                By: HALLWOOD REALTY, LLC
                                    General Partner


Date: August 3, 1999            By: /s/ JEFFREY D. GENT
      --------------                ------------------------------------
                                    Jeffrey D. Gent
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                 DESCRIPTION
-------               -----------
 27                   Financial Data Schedule