Form 10-Q
period 1999-09-30
HALLWOOD REALTY PARTNERS L P
filed 1999-11-12
CIK 865439

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


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10643

                              ---------------------


                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                             -----------------------


                DELAWARE                                  75-2313955
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)


              3710 RAWLINS
               SUITE 1500
              DALLAS, TEXAS                               75219-4298
 (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (214) 528-5588


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---   ---

THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS REPRESENTING OWNERSHIP OF LIMITED PARTNER INTERESTS.

        NUMBER OF UNITS OUTSTANDING AT NOVEMBER 8, 1999: 1,672,556 UNITS.



================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1          Financial Statements (unaudited):

                Consolidated Balance Sheets as of September 30, 1999
                and December 31, 1998                                              3

                Consolidated Statements of Income for the
                Three and Nine Months Ended September 30, 1999 and 1998            4

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 1998                      5

                Notes to Consolidated Financial Statements                         6

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources         9

Item 3          Quantitative and Qualitative Disclosures About Market Risk        13



PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                 14

                Signature                                                         15

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                        SEPTEMBER 30,      December 31,
                                                            1999               1998
                                                        -------------      ------------
                                                         (UNAUDITED)
ASSETS

Real estate:
    Land                                                  $  57,151         $  56,441
    Buildings and improvements                              269,654           262,588
    Tenant improvements                                      16,690            17,692
                                                          ---------         ---------
                                                            343,495           336,721
    Accumulated depreciation and amortization              (163,998)         (160,942)
                                                          ---------         ---------
       Real estate, net                                     179,497           175,779

Cash and cash equivalents                                    14,044            14,497
Accounts receivable                                           1,957             1,456
Lease commissions, net                                        9,860             7,186
Loan reserves and escrows                                     8,107             6,986
Loan costs, net                                               3,782             3,923
Prepaid expenses and other assets                             4,044             4,196
                                                          ---------         ---------

       Total assets                                       $ 221,291         $ 214,023
                                                          =========         =========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                     $ 163,699         $ 162,078
    Accounts payable and accrued expenses                     4,890             4,435
    Prepaid rent and security deposits                        2,892             2,703
    Payable to affiliates, net                                1,541               173
                                                          ---------         ---------
       Total liabilities                                    173,022           169,389
                                                          ---------         ---------

Partners' capital:
    Limited partners - 1,672,556 units outstanding           47,786            44,188
    General partner                                             483               446
                                                          ---------         ---------
       Total partners' capital                               48,269            44,634
                                                          ---------         ---------

       Total liabilities and partners' capital            $ 221,291         $ 214,023
                                                          =========         =========







                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ------------------------        ------------------------
                                                     1999            1998            1999            1998
                                                   --------        --------        --------        --------
REVENUES:
   Property operations                             $ 14,899        $ 14,275        $ 43,267        $ 41,503
   Interest                                             241             240             684             606
                                                   --------        --------        --------        --------
      Total revenues                                 15,140          14,515          43,951          42,109
                                                   --------        --------        --------        --------

EXPENSES:
   Property operations                                6,014           5,858          17,418          16,599
   Interest                                           3,416           3,193          10,182           9,511
   Depreciation and amortization                      2,985           2,994           8,965           9,082
   General and administrative                         1,486             743           3,751           2,466
                                                   --------        --------        --------        --------
      Total expenses                                 13,901          12,788          40,316          37,658
                                                   --------        --------        --------        --------

INCOME BEFORE EXTRAORDINARY ITEM                      1,239           1,727           3,635           4,451

Extraordinary item -
   Loss on early extinguishments of debt               --              --              --            (1,876)
                                                   --------        --------        --------        --------

NET INCOME                                         $  1,239        $  1,727        $  3,635        $  2,575
                                                   ========        ========        ========        ========

ALLOCATION OF NET INCOME:
   Limited partners                                $  1,226        $  1,710        $  3,598        $  2,549
   General partner                                       13              17              37              26
                                                   --------        --------        --------        --------
      Total                                        $  1,239        $  1,727        $  3,635        $  2,575
                                                   ========        ========        ========        ========

NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary item             $    .73        $   1.02        $   2.15        $   2.63
      Loss on early extinguishments of debt            --              --              --             (1.11)
                                                   --------        --------        --------        --------
          Net income                               $    .73        $   1.02        $   2.15        $   1.52
                                                   ========        ========        ========        ========

   Earnings per unit - assuming dilution
      Income before extraordinary item             $    .70        $    .98        $   2.07        $   2.53
      Loss on early extinguishments of debt            --              --              --             (1.07)
                                                   --------        --------        --------        --------
          Net income                               $    .70        $    .98        $   2.07        $   1.46
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

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -------------------------
                                                                                 1999             1998
                                                                               --------         --------
OPERATING ACTIVITIES:
   Net income                                                                  $  3,635         $  2,575
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                               8,965            9,082
      Loss on early extinguishments of debt                                        --              1,876
      Amortization of mortgage principal forgiveness                               --             (1,269)
      Effective rent adjustments                                                   (543)            (300)
   Changes in assets and liabilities:
      Receivables                                                                  (501)            (232)
      Lease commission payments                                                  (3,148)          (1,734)
      Prepaid expenses and other assets                                            (117)             176
      Accounts payable and other liabilities                                     (1,378)            (756)
                                                                               --------         --------
         Net cash provided by operating activities                                6,913            9,418
                                                                               --------         --------

INVESTING ACTIVITIES:
   Property and tenant improvements                                              (3,633)          (3,403)
   Property development cost                                                     (2,781)            --
   Property acquisition                                                          (2,352)            --
                                                                               --------         --------
         Net cash used in investing activities                                   (8,766)          (3,403)
                                                                               --------         --------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                                    3,862           41,500
   Mortgage principal refinanced                                                   --            (35,046)
   Mortgage prepayment penalties                                                   --             (1,655)
   Mortgage principal payments                                                   (2,241)          (2,158)
   Loan reserves                                                                   --               (550)
   Loan fees and expenses                                                          (221)          (1,150)
                                                                               --------         --------
         Net cash provided by financing activities                                1,400              941
                                                                               --------         --------

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                          (453)           6,956
BEGINNING CASH AND CASH EQUIVALENTS                                              14,497            6,665
                                                                               --------         --------
ENDING CASH AND CASH EQUIVALENTS                                               $ 14,044         $ 13,621
                                                                               ========         ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


   Interest paid in cash during the period                                     $  9,763         $ 10,399
                                                                               ========         ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:


   Construction payable for property development cost                          $  2,159         $   --
                                                                               ========         ========



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)




1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. The limited partners' interests, or units, are traded on the American Stock Exchange under the symbol "HRY". As of September 30, 1999, there were 1,672,556 units outstanding.

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

    The accompanying unaudited consolidated financial statements of Hallwood Realty Partners, L.P. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1998. HRP had no items of other comprehensive income in the periods presented.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


2   TRANSACTIONS WITH RELATED PARTIES

    Realty and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                                     THREE MONTHS                 NINE MONTHS
                                                         ENDED                       ENDED
                                   ENTITY            SEPTEMBER 30,               SEPTEMBER 30,
                                  PAID OR        --------------------        --------------------
                                 REIMBURSED       1999          1998          1999          1998
                                 ----------      ------        ------        ------        ------

Asset management fee               Realty        $  130        $  125        $  379        $  369
Reimbursements of costs (a)        Realty           571           523         1,877         1,681
Property management fee            HCRE             433           411         1,248         1,198
Lease commissions (b)              HCRE           1,050           276         3,884         1,312
Construction fees                  HCRE             285            93           478           198

     (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.
     (b) As of September 30, 1999, $1,230,000 of the 1999 lease commissions accrued are scheduled to be paid in the year 2000. See Note 4.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)




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


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                              ---------------------         ---------------------
                                                               1999           1998           1999           1998
                                                              ------         ------         ------         ------

Weighted average units outstanding - basic                     1,673          1,673          1,673          1,673
Issuance of units from options                                    86             86             86             86
Repurchase of units from unit option proceeds                    (19)           (16)           (19)           (18)
                                                              ------         ------         ------         ------
Weighted average units outstanding - assuming dilution         1,740          1,743          1,740          1,741
                                                              ======         ======         ======         ======


4   PROPERTY DEVELOPMENT

    During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration ("GSA") for five of the floors has been executed with occupancy anticipated to take place by July 2000. The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that will fund up to $13,762,000 of the costs. The amount outstanding under the interim-construction loan as of September 30, 1999 was $3,862,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (7.125% as of September 30, 1999). HRP anticipates repaying the interim- construction loan at its maturity in August 2000 from proceeds of a $19,000,000 to $20,000,000 permanent loan. As of September 30, 1999, HRP has incurred and capitalized $4,940,000 of the construction costs. HRP has paid $1,230,000, or half, of the lease commissions incurred; the remaining half will be paid when the tenant takes occupancy of the space. In November 1999, the GSA lease was amended to include the remaining floor of the building and accordingly, HRP incurred a lease commission of $502,000, of which half will be paid in the fourth quarter of 1999 and half when the tenant takes occupancy of the space.



5   PROPERTY ACQUISITION

    In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Rancho Mission Plaza) containing approximately 40,300 net rentable square feet on 1.6 acres of land for $2,352,000 in cash. Prior to the acquisition, management determined certain improvements were required and therefore $558,000 has been budgeted for the needed improvements. Currently, the property is 51% leased and occupied. HRP is in negotiations to fully lease the buildings with occupancy to coincide with the completion of the property improvements, which are anticipated to be completed by April 2000.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)




6   LITIGATION

    Reference is made to Note 9 to the audited consolidated financial statements contained in Form 10-K for the year ended December 31, 1998. Beginning in 1997, HRP has been involved in two lawsuits with Gotham Partners, L.P. The first complaint seeks access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. The second complaint alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding and the parties are proceeding with discovery.

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



7   SUBSEQUENT EVENT

    In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The property is 100% occupied. The purchase price of approximately $8,179,000 included the assumption of an outstanding mortgage of $5,149,000. The loan fully amortizes over the next eleven and a half years, matures in May 2011, and has an interest rate of 7.375%.

                         HALLWOOD REALTY PARTNERS, L.P.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS


THIRD QUARTER OF 1999 COMPARED TO THE THIRD QUARTER OF 1998

REVENUE FROM PROPERTY OPERATIONS increased $624,000, or 4.4%, for the third quarter of 1999, compared to the 1998 third quarter. The following table illustrates the components of the change, in thousands:


          Rental income, net                      $526
          Other property income                     98
                                                  ----
             Net increase                         $624
                                                  ====

Overall, net rental income increased primarily due to higher rental rates, partially offset by a slight decline in average occupancy between the comparable periods from 93.5% to 93.4%. Other property income increased primarily due to the receipt of non-recurring parking revenues and due to an increase in tenants' utility cost reimbursements.

INTEREST INCOME was consistent with the prior year quarter, increasing $1,000.

PROPERTY OPERATING EXPENSES increased $156,000, or 2.7%, for the third quarter of 1999, compared to the same period in 1998. The increase is comprised primarily of the following components:

      o Real estate taxes increased $185,000 primarily due to higher taxable values at Executive Park, Corporate Square and Bellevue Corporate Plaza.
      o Combined, all other operating costs decreased $29,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $223,000, or 7.0%, for the third quarter of 1999 as compared to the same period in 1998. The 1998 period included $421,000 of non-cash amortization of Allfirst Building's (formerly named First Maryland Building) loan forgiveness, which was eliminated in November 1998 as the result of the retirement and refinancing of that loan. Partially offsetting this was a reduction in cash mortgage interest of $207,000, primarily as the result of reduced contractual interest rates from 1998 loan refinancings, and due to higher miscellaneous interest of $9,000.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent with the prior year quarter, decreasing $9,000, or 0.3%.

GENERAL AND ADMINISTRATIVE EXPENSES increased $743,000, or 100%, for the third quarter of 1999, as compared to the same period in 1998, primarily as a result of an increase of $669,000 in litigation costs (see Note 6 to the consolidated financial statements). All other costs increased $74,000 as the result of higher personnel and occupancy costs.

                         HALLWOOD REALTY PARTNERS, L.P.



RESULTS OF OPERATIONS - CONTINUED


FIRST NINE MONTHS OF 1999 COMPARED TO THE FIRST NINE MONTHS OF 1998


REVENUE FROM PROPERTY OPERATIONS increased $1,764,000, or 4.3%, for the first nine months of 1999, compared to the first nine months of 1998. The following table illustrates the components of the change, in thousands:


          Rental income, net                     $1,213
          Other property income                     551
                                                 ------
               Net increase                      $1,764
                                                 ======

Overall, net rental income increased primarily due to higher rental rates, partially offset by a small decline in average occupancy between the comparable periods from 93.6% to 92.7%. Other property income increased primarily due to the receipt of non-recurring parking revenue, an increase in tenant utility reimbursements, and increases in various tenant services.

INTEREST INCOME increased $78,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES increased $819,000, or 4.9%, for the first nine months of 1999, compared to the same period in 1998. The increase is comprised primarily of the following components:

      o Real estate taxes increased $723,000 due to non-recurring refunds of $388,000 received in the 1998 period for prior years' taxes and due to increases in current year taxable values at Executive Park, Corporate Square and Bellevue Corporate Plaza.
      o  Snow removal costs increased $178,000 due to a mild 1998 winter.
      o Combined, all other operating costs decreased $82,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $671,000, or 7.1%, for the first nine months of 1999 as compared to the same period in 1998. The 1998 period included $1,269,000 of non-cash amortization of Allfirst Building's (formerly named First Maryland Building) loan forgiveness, which was eliminated in November 1998 as the result of the retirement and refinancing of that loan. Partially offsetting this was a reduction in cash mortgage interest of $600,000, primarily as the result of reduced contractual interest rates from 1998 loan refinancings, and due to higher miscellaneous interest of $2,000.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $117,000, or 1.3%, primarily due to write off of fully amortized tenant improvements in late 1998.

GENERAL AND ADMINISTRATIVE EXPENSES increased $1,285,000, or 52.1%, for the first nine months of 1999, as compared to 1998's first nine months, primarily as a result of an increase of $1,216,000 in litigation costs (see Note 6 to the consolidated financial statements).

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $1,876,000 in the 1998 period represents prepayment penalties of $1,655,000 incurred with the early payoff of loans secured by Executive Park and Seattle Business Parks, along with the write off of $221,000 of unamortized loan costs associated with the retired loans.

                         HALLWOOD REALTY PARTNERS, L.P.



LIQUIDITY AND CAPITAL RESOURCES


HRP operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner's intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends and operations to determine if any should be considered for disposal.

As of September 30, 1999, HRP owned thirteen real estate properties located in six states containing 5,199,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position decreased $453,000 during the first nine months of 1999 from $14,497,000 as of December 31, 1998 to $14,044,000 as of September 30, 1999. The
sources of cash during the period were $6,913,000 of cash provided by operating activities and $3,862,000 of mortgage principal proceeds from a new construction loan. The uses of cash during the period were $3,633,000 of property and tenant improvements, $2,781,000 of property development costs, $2,352,000 of property acquisition costs, $2,241,000 of mortgage principal payments, and $221,000 of loan fees and expenses.

Substantially all of the buildings in eleven of HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages as of September 30, 1999. HRP has no mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay approximately $643,000 of principal payments during the remainder of 1999.

For 1999, HRP's revised capital budget (excluding construction project and the acquisitions discussed in the following paragraphs) for property and tenant improvements is approximately $6,633,000 and for lease commissions is about $2,127,000. In the first nine months of 1999, HRP incurred $3,633,000 of property and tenant improvements and $1,918,000 of lease commissions of these budgeted amounts.

During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration ("GSA") for five of the floors has been executed with occupancy anticipated to take place by July 2000. The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that will fund up to $13,762,000 of the costs. The amount outstanding under the interim-construction loan as of September 30, 1999 was $3,862,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (7.125% as of September 30, 1999). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a $19,000,000 to $20,000,000 permanent loan. As of September 30, 1999, HRP has incurred and capitalized $4,940,000 of the construction costs. HRP has paid $1,230,000, or half, of the lease commissions incurred; the remaining half will be paid when the tenant takes occupancy of the space. In November 1999, the GSA lease was amended to include the remaining floor of the building and accordingly, HRP incurred a lease commission of $502,000, of which half will be paid in the fourth quarter of 1999 and half when the tenant takes occupancy of the space.

In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Rancho Mission Plaza) containing approximately 40,300 net rentable square feet on 1.6 acres of land for $2,352,000 in cash. Prior to the acquisition, management determined certain improvements were required and therefore $558,000 has been budgeted for the needed improvements. Currently, the property is 51% leased and occupied. HRP is in negotiations to fully lease the buildings with occupancy to coincide with the completion of the property improvements, which are anticipated to be completed by April 2000.

In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The property is 100% occupied. The purchase price of approximately $8,179,000 included the assumption of an outstanding mortgage of $5,149,000. The loan fully amortizes over the next eleven and a half years, matures in May 2011, and has an interest rate of 7.375%.

                         HALLWOOD REALTY PARTNERS, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)  -


Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992. For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions, and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its real estate properties.


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

HRP developed a program to review and modify, where necessary, its computers, computer programming and building systems to process transactions and/or operate in the Year 2000 and beyond. HRP identified that its four primary business systems vulnerable to Year 2000 issues are: (1) General Ledger/Accounts Payable/Accounts Receivable Systems - These systems were modified by the vendor at no cost to HRP during the third quarter of 1998 and are now Year 2000 compliant. (2) Commercial Lease Administration - The system used by HRP is Year 2000 compliant. (3) K-1 Processing - HRP maintains data used to process its partners Schedule K-1's for tax reporting purposes in an environment that is not Year 2000 compliant. A compliant system will be installed in the fourth quarter of 1999 at minimal cost. (4) Payroll - Year 2000 compliant software was purchased and installed in the fourth quarter of 1998 at minimal cost.

In July 1999, HRP completed a real estate property survey of its significant service providers and other external parties to determine their compliance with the Year 2000 issue and what impact, if any, their efforts will have on HRP's business and operations. This real estate property survey included the identification of certain on-site, non-information technology systems that could be vulnerable to Year 2000 issues. These non-information technology systems included, but were not limited to, access gates, alarms, elevators, heating and air conditioning systems, irrigation systems, security systems, thermostats, and utility meters and switches. During early November 1999, HRP completed the remaining Year 2000 upgrades and replacements found in the real estate property survey. Total costs, including information and non-information technology systems, did not exceed $100,000.

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

                         HALLWOOD REALTY PARTNERS, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)  -


FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements within the meaning of federal securities laws. Although any forward-looking statements contained herein or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to HRP's market risks during the nine months ended September 30, 1999.

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


                                                          Variable Rate as of September 30, 1999
                                                          --------------------------------------
                                                                                  Fair Value of
Notional Amount       Maturity Date        Fixed Rate%       %       Based On        Swap (a)
---------------      --------------        -----------     -----     --------     -------------
  $25,000,000        April 30, 2006           6.78%        6.67%     30 day        $ 1,400,000
                                                                      LIBOR

    (a) The estimated amount that HRP would receive upon termination of its interest rate swap agreement as of September 30, 1999 was based on a quote received from the lender.

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

             4          Submission of Matters to a Vote of Security Holders                    None.

             5          Other Information                                                      None.

             6          Exhibits and Reports on Form 8-K

                        (a) Exhibits

                            27  -  Financial Data Schedule                                     Page 16

                        (b) Reports on Form 8-K                                                None.

                         HALLWOOD REALTY PARTNERS, L.P.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               HALLWOOD REALTY PARTNERS, L.P.
                               ------------------------------
                                    (Registrant)

                               By: HALLWOOD REALTY, LLC
                                   General Partner


Date: November 10, 1999        By: /s/ JEFFREY D. GENT
                                   --------------------------
                                   Jeffrey D. Gent
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule