Form 10-K
period 1999-12-31
HALLWOOD REALTY PARTNERS L P
filed 2000-03-22
CIK 865439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-K

 MARK ONE

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD  -  FROM             TO
                                         ------------    ------------

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange on
               Title of each class                        which registered
------------------------------------------------       ------------------------
UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS       AMERICAN STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                                                    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The aggregate market value of units held by nonaffiliates of the registrant as of March 13, 2000 was $61,711,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 13, 2000: 1,672,556 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
  PART I

     Item 1.     Business                                                        3

     Item 2.     Properties                                                      4

     Item 3.     Legal Proceedings                                               6

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                                6


  PART II

     Item 5.     Market for Registrant's units and Related
                 Security Holder Matters                                         7

     Item 6.     Selected Financial Data                                         8

     Item 7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   9

     Item 7a.    Quantitative and Qualitative  Disclosures about Market Risk    13

     Item 8.     Financial Statements and Supplemental Information              14

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                           32


  PART III

     Item 10.    Directors and Executive Officers of the
                 Registrant                                                     33

     Item 11.    Executive Compensation                                         34

     Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management                                                 36

     Item 13.    Certain Relationships and Related Transactions                 36


  PART IV

     Item 14.    Exhibits, Financial Statement Schedule and
                 Reports on Form 8-K.                                           37

                                     PART I


ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 1999, HRP owned fourteen real estate properties (the "Properties") located in six states (see Item 2 - Properties) containing 5,352,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood") is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another wholly-owned subsidiary of Hallwood, provides property management services to the Properties.

OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were 94% occupied at December 31, 1999. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                  2000                   28%
                  2001                   13%
                  2002                   17%
                  2003                   12%
                  2004                    8%
                  Thereafter             22%

During 1999 and 1998, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers, Fairlane Commerce Park, and Gulley Road Industrial Park. Ford accounted for 13% of revenues in both 1999 and 1998. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 10% and 9% of the revenues in 1999 and 1998, respectively.

As of December 31, 1999, Ford occupied 224,000 square feet of office space under 7 leases at Parklane Towers; 216,000 square feet of office, technical laboratory and industrial space under 8 leases at Fairlane Commerce Park; and 5,000 square feet under 1 lease at Gulley Road Industrial Park. These leases expire between 2000 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1999, GSA occupied 270,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013. In addition, HRP is constructing a 6-story office building containing 151,000 net rentable square feet. The building will be 100% occupied by the GSA starting in July 2000.

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

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

Realty and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 91 employees rendering services on behalf of HRP and its Properties are employees of Realty and/or HCRE.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.


ITEM 2.  PROPERTIES

As of December 31, 1999, HRP owned fourteen properties in six states with 5,352,000 net rentable square feet.

NAME AND LOCATION                       GENERAL DESCRIPTION OF THE PROPERTY
-----------------                       -----------------------------------
Airport Plaza                           Fee simple interest in a 3-story office
San Diego, California                   building constructed in 1982 containing
                                        48,853 net rentable square feet of space
                                        located on 2 acres of land. The property
                                        was 100% occupied at December 31, 1999.


Allfirst Building                       Fee simple interest in a 22-story office
Baltimore, Maryland                     building constructed in 1972 containing
                                        344,224 net rentable square feet of
                                        office space on 0.6 acres of land. At
                                        December 31, 1999, the property was 97%
                                        occupied.

Bellevue Corporate Plaza                Fee simple interest in a 10-story office
Bellevue, Washington                    building constructed in 1980 containing
                                        242,847 net rentable square feet of
                                        space located on 3.6 acres of land. The
                                        property was 99% occupied at December
                                        31, 1999.

Bradshaw Business Parks                 Fee simple interest in 21 single-story
Sacramento and                          buildings located at four separate sites
Rancho Cordova, California              containing an aggregate of 452,838 net
                                        rentable square feet of office/warehouse
                                        space on 31 acres of land and
                                        constructed between 1973 and 1981. At
                                        December 31, 1999, the property was 94%
                                        occupied.

Corporate Square                        Fee simple interest in an 8-building
Atlanta, Georgia                        office complex ranging from one to seven
                                        stories, constructed between 1968 and
                                        1973, containing an aggregate of 440,231
                                        net rentable square feet of space
                                        located on 32 acres of land. The
                                        property was 98% occupied at December
                                        31, 1999. In addition, HRP is
                                        constructing, on existing land, a
                                        6-story office building containing
                                        151,000 net rentable square feet which
                                        is 100% pre-leased with occupancy
                                        anticipated to take place by July 2000.

NAME AND LOCATION                       GENERAL DESCRIPTION OF THE PROPERTY
-----------------                       -----------------------------------
Executive Park                          Fee simple interest in 26 office
Atlanta, Georgia                        buildings ranging from one to six
                                        stories, constructed between 1965 and
                                        1972, containing a total of 910,909 net
                                        rentable square feet of space located on
                                        70 acres of land. The property was 94%
                                        occupied at December 31, 1999.

Fairlane Commerce Park                  Fee simple interest in a portion of an
Dearborn, Michigan                      office/industrial park consisting of 12
                                        single-story buildings constructed
                                        between 1974 and 1990. The property
                                        consists of 417,922 net rentable square
                                        feet of space on 35 acres of land. The
                                        property was 96% occupied at December
                                        31, 1999.

Gulley Road Industrial Park             Fee simple interest in a 5-building
Dearborn, Michigan                      industrial park constructed between 1991
                                        and 1993 containing 154,360 net rentable
                                        square feet on 11 acres of land. The
                                        property was 98% occupied at December
                                        31, 1999.

Joy Road Distribution Center            Fee simple interest in a 442,201 square
Detroit, Michigan                       foot warehouse situated on 21 acres and
                                        originally constructed in the early
                                        1940's. The property was 98% occupied at
                                        December 31, 1999.

Montrose Office Center                  Fee simple interest in a 10-story office
Rockville, Maryland                     building constructed in 1980 containing
                                        147,658 net rentable square feet of
                                        space on 3 acres of land. The property
                                        was 98% occupied at December 31, 1999.

Parklane Towers                         Fee simple interest in twin 15-story
Dearborn, Michigan                      office buildings constructed in 1973
                                        containing 482,517 net rentable square
                                        feet of space on 31.8 acres of land. The
                                        property was 96% occupied at December
                                        31, 1999.

Raintree Industrial Park                Fee simple interest in an
Solon, Ohio                             office/industrial complex constructed
                                        between 1971 and 1978 containing 794,953
                                        net rentable square feet of space in 14
                                        buildings on 49 acres of land. The
                                        property was 88% occupied at December
                                        31, 1999.

Riverbank Plaza                         Fee simple interest in two 3-story
San Diego, California                   office buildings constructed in 1978
                                        containing 40,304 net rentable square
                                        feet of space located on 1.6 acres of
                                        land. As of December 31, 1999, the
                                        property was being renovated and was not
                                        occupied, however HRP has leased
                                        approximately 90% of the space with
                                        occupancy to coincide with the
                                        anticipated April 2000 completion of
                                        property and tenant improvements.

Seattle Business Parks                  Fee simple interest in office/industrial
Kent and Tukwila, Washington            parks located at two separate sites. The
                                        buildings were completed between 1972
                                        and 1993 and contain an aggregate of
                                        432,467 net rentable square feet of
                                        space in 18 buildings on 27 acres of
                                        land. At December 31, 1999, the property
                                        was 98% occupied.

On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition.

For information regarding encumbrances to which the properties are subject and the status of related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 6 to the Consolidated Financial Statements and Schedule III in Item 8.

OFFICE SPACE -

HRP leases and shares office with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000, $295,000, and $123,000 for 2000, 2001, and 2002, respectively, of which HRP's portion is approximately $179,000, $179,000, and $74,000, for 2000, 2001, and 2002,
respectively.

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

On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery. Trial is scheduled for January 2001.

HRP's management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al. (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 13, 2000, there were approximately 30,000 unitholders of record of the 1,672,556 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:

                                Trading Ranges
                            -----------------------
                             High             Low
                            -------         -------
1998 -
    1st Quarter             $ 66.00         $ 46.00
    2nd Quarter               70.00           64.25
    3rd Quarter               70.00           53.50
    4th Quarter               64.25           44.50

1999 -
    1st Quarter             $ 59.00         $ 51.00
    2nd Quarter               61.50           47.75
    3rd Quarter               61.25           52.00
    4th Quarter               54.50           50.00

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

                                                                          Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996           1995
                                                  ---------     ---------     ---------     ---------      ---------
                                                                (in thousands except per unit amounts)
STATEMENTS OF OPERATIONS:

Total revenues                                    $  59,645     $  56,680     $  53,899     $  49,612      $  50,829
Income (loss) before extraordinary item               4,062         6,246         2,357        (9,428)        (9,024)
Net income (loss)                                     4,062        11,593         2,357        (9,428)        (9,789)

Income (loss) per unit and equivalent unit :
   Basic -
      Income (loss) before extraordinary item          2.40          3.70          1.40         (5.50)         (5.55)
      Net income (loss)                                2.40          6.86          1.40         (5.50)         (5.55)
   Assuming dilution -
      Income (loss) before extraordinary item          2.31          3.55          1.35         (5.50)         (5.55)
      Net income (loss) per unit                       2.31          6.59          1.35         (5.50)         (5.55)


BALANCE SHEETS:

Real estate, net(a)                               $ 192,814     $ 175,779     $ 179,028     $ 182,877      $ 192,266
Total assets                                        230,386       214,023       207,134       210,214        225,359
Mortgages payable                                   171,312       162,078       157,911       160,732        166,675
Partners' capital(b)                                 48,696        44,634        33,041        30,684         41,917

Notes to Selected Financial Data:

     (a) During 1999, HRP, through acquisition and construction activity, increased its real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

     (b) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.


RESULTS OF OPERATIONS:

1999 VERSUS 1998 -


REVENUE FROM PROPERTY OPERATIONS in 1999 increased $2,927,000, or 5.2%, compared to 1998. The following table illustrates the components of the change:

                    Rental income, net        $2,122,000
                    Other property income        805,000
                                              ----------
                       Net increase           $2,927,000
                                              ==========

Overall, net rental income increased primarily due to higher rental rates, partially offset by a slight decline in average occupancy between the comparable periods from 93.5% to 93.1%. As of December 31, 1999, HRP had leases executed and in place for 94.3% of the portfolio's net rentable square feet. Other property income increased due to increases in parking revenues, tenants' utility reimbursements and various tenant services.

INTEREST INCOME increased $38,000 as a result of additional earnings on overnight investments due to higher average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 1999 increased $1,701,000, or 7.6%, compared to 1998. The increase is comprised primarily of the following components:

     o Real estate taxes increased $1,078,000 due to higher taxable values at Executive Park, Corporate Square and Bellevue Corporate Plaza and in 1998, HRP received non-recurring tax refunds of $545,000 for prior years' taxes.

     o Snow removal costs increased $164,000 primarily due to a mild 1998 winter.

     o Professional fees increased $141,000 due to costs incurred in 1999 for research and analysis of potential property development projects.

     o Fees paid to Realty of $105,000, which were incurred for the acquisitions of Riverbank Plaza and Gulley Road during 1999.

     o Combined, all other operating costs increased $213,000, or less than 1%.

INTEREST EXPENSE for 1999 increased $920,000, or 7.2%, compared to 1998. The 1998 period included $1,485,000 of non-cash amortization of Allfirst Building's loan forgiveness, which served to decrease 1998 expense. This non-cash amortization ceased in November 1998 as the result of the retirement and refinancing of that loan. Cash mortgage interest decreased $645,000 (primarily as the result of reduced contractual interest rates from 1998 loan refinancings) and loan cost amortization increased $80,000 in 1999 compared to 1998.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $116,000 primarily due to a reduction in the amount of depreciable tenant improvements in 1999 compared to 1998.

GENERAL AND ADMINISTRATIVE EXPENSES for 1999 increased $2,644,000, or 80.7%, compared to 1998, primarily as a result of an increase of $1,971,000 in litigation costs (see Note 10 to the consolidated financial statements). All other costs increased $673,000 primarily as a result of higher personnel, occupancy and travel costs.

RESULTS OF OPERATIONS   (CONTINUED) -

1998 VERSUS 1997 -


REVENUE FROM PROPERTY OPERATIONS in 1998 increased $2,864,000, or 5.4%, as compared to 1997. The following table illustrates the components of the change:

          Rental income, net        $2,771,000
          Other property income         93,000
                                    ----------
             Net increase           $2,864,000
                                    ==========

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

INTEREST EXPENSE decreased $164,000, or 1.3%, due to lower principal balances as a result of scheduled principal payments and due to lower interest rates from the refinancing of loans secured by Executive Park and Seattle Business Parks during 1998 (see Note 6 to the Consolidated Financial Statements for more information about refinancing of loans).

DEPRECIATION AND AMORTIZATION EXPENSE increased $59,000 primarily due to an increase in lease commission amortization of $131,000 as a result of new leases executed during 1997 which increased the portfolio's occupancy, partially offset by a decrease in building cost depreciation.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $16,000 for 1998 compared to 1997, due to lower insurance premiums for director and officer coverage and lower investor mailing costs, partially offset by an increase in franchise taxes for the state of Michigan.

NET GAIN FROM EARLY EXTINGUISHMENTS OF DEBT of $5,347,000 in 1998 is comprised of the following transactions and is further discussed in Note 6 to the Consolidated Financial Statements:

     o A gain of $7,223,000 from the early payoff of the loan secured by Allfirst Building comprised of $7,441,000 of unamortized loan forgiveness, net of a $200,000 prepayment penalty and $18,000 of unamortized loan costs, all associated with the retired loan.

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

HRP's cash position decreased $6,165,000 during 1999 from $14,497,000 as of December 31, 1998 to $8,332,000 as of December 31, 1999. The sources of cash during the period were $8,874,000 of cash provided by operating activities and $6,998,000 of mortgage principal proceeds from a new construction loan. The uses of cash during the period were $7,024,000 of property and tenant improvements, $6,427,000 of property development costs, $5,454,000 of property acquisition costs, $2,913,000 of mortgage principal payments, and $219,000 of loan fees and expenses.

In addition to the commitments described below with regards to Corporate Square and Riverbank Plaza, HRP had commitments for construction projects in progress as of December 31, 1999 of about $1,500,000. Additionally for the year 2000, HRP has estimated and budgeted tenant and capital improvements of $7,400,000 and lease commissions of about $1,700,000.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT -

During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for all six floors has been executed with occupancy anticipated to take place by July 2000.

The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that will fund up to $13,762,000 of the costs. The amount outstanding under the interim-construction loan as of December 31, 1999 was $6,998,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (8.19% as of December 31, 1999). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a $19,000,000 to $20,000,000 permanent loan.

As of December 31, 1999, HRP has incurred and capitalized $9,068,000 of the construction costs. Additionally, HRP has paid $1,481,000, or 50%, of the lease commissions incurred; the remaining 50%, which has been accrued as of December 31, 1999, will be paid when the tenant takes occupancy of the space.

ACQUISITIONS  -

In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,300 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. As of December 31, 1999, the property was being renovated and was not occupied, however HRP has leased approximately 90% of the space with occupancy to coincide with the anticipated April 2000 completion of approximately $1,550,000 of property and tenant improvements.

In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The property was 98% occupied as of December 31, 1999. The acquisition costs of $8,249,000 included the assumption of an outstanding mortgage of $5,149,000. The loan, which fully amortizes over the next eleven and a half years, matures in May 2011, and has a fixed interest rate of 7.375%.

On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition. The acquisition cost was approximately $7,800,000, including a loan with two notes totaling $5,500,000. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.17%. The balance of the acquisition cost, or approximately $2,300,000, was paid in cash.

MORTGAGES -

Substantially all of the buildings in twelve of HRP's fourteen real estate properties were encumbered and pledged as collateral by nine non-recourse mortgages aggregating $171,312,000 as of December 31, 1999. These mortgages have interest rates varying from 6.78% to 8.70% (with an effective average interest rate of 8.10%) and mature between 2003 and 2011. Except for the construction loan discussed previously, HRP has no other mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay $2,874,000 of principal payments in 2000.

NEW ACCOUNTING STANDARDS -

Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods (or years) beginning after June 15, 2000. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives would be recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

YEAR 2000 COMPLIANCE -

In 1999, HRP completed its year 2000 compliance review of its information technology ("IT") systems and non-IT systems and successfully implemented all related upgrades, replacements, or modifications necessary. HRP did not experience any year 2000 business interruptions either internally or related to its major vendors. Total costs were less than $100,000.

INFLATION -

Inflation did not have a significant impact on HRP in 1999, 1998 and 1997 and is not anticipated to have a material impact in 2000.

FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, interest rates, occupancy rates, lease rental rates, outcome of litigation, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of HRP; other risks and uncertainties may be described, from time to time, in HRP's periodic reports and filings with the Securities and Exchange Commission.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE INFORMATION -

HRP's primary risk management strategy is to manage its exposure to adverse changes in interest rates by issuing fixed rate debt, where possible. HRP attempts to manage the exposure to adverse changes in the fair value of its fixed rate debt by issuing fixed rate debt when business and market conditions are favorable. There is inherent rollover risk for borrowings as they mature and are renewed at the then current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and HRP's future financing requirements. HRP does not hold or issue derivative financial instruments for trading purposes. As part of HRP's financing activity, a derivative security was used for the sole purpose of fixing the interest rate of HRP's only variable rate debt instrument.

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

                                                     Variable Rate as of December 31, 1999
                                                     --------------------------------------
                                                                                Fair Value
Notional Amount    Maturity Date    Fixed Rate %       %          Based On      of Swap(a)
---------------    -------------    ------------     -----     --------------   -----------
  $ 25,000,000     April 30, 2006       6.78%        7.78%     30 day LIBOR      $1,873,000

(a) The estimated amount that HRP would receive upon termination of its interest rate swap agreement as of December 31, 1999 was based on a quote received from the swap counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


       FINANCIAL STATEMENTS:                                                     Page
                                                                                 ----
         Independent Auditors' Report                                             15

         Consolidated Balance Sheets as of December 31, 1999 and 1998             16

         Consolidated Statements of Income for the years
            ended December 31, 1999, 1998 and 1997                                17

         Consolidated Statements of Partners' Capital for the years
            ended December 31, 1999, 1998 and 1997                                18

         Consolidated Statements of Cash Flows for the years
            ended December 31, 1999, 1998 and 1997                                19

         Notes to Consolidated Financial Statements                               20



       FINANCIAL STATEMENT SCHEDULE:

         Schedule III - Real Estate and Accumulated Depreciation                  31

         All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.

We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audit for the year ended December 31, 1999 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Dallas, Texas
February 25, 2000

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                                      DECEMBER 31,
                                                               ------------------------
                                                                 1999           1998
                                                               ---------      ---------
          ASSETS

          Real estate:
            Land                                               $  58,378      $  56,441
            Buildings and improvements                           282,013        262,588
            Tenant improvements                                   17,924         17,692
                                                               ---------      ---------
                                                                 358,315        336,721
            Accumulated depreciation and amortization           (165,501)      (160,942)
                                                               ---------      ---------
                  Real estate, net                               192,814        175,779

          Cash and cash equivalents                                8,332         14,497
          Accounts receivable                                      2,287          1,456
          Lease commissions, net                                  10,653          7,186
          Loan reserves and escrows                                7,073          6,986
          Loan costs, net                                          3,607          3,923
          Prepaid expenses and other assets                        5,620          4,196
                                                               ---------      ---------

                  Total assets                                 $ 230,386      $ 214,023
                                                               =========      =========


          LIABILITIES AND PARTNERS' CAPITAL

          Liabilities:
            Mortgages payable                                  $ 171,312      $ 162,078
            Accounts payable and accrued expenses                  6,013          4,435
            Prepaid rent and security deposits                     2,578          2,703
            Payable to affiliates, net                             1,787            173
                                                               ---------      ---------
                  Total liabilities                              181,690        169,389
                                                               ---------      ---------

          COMMITMENTS AND CONTINGENCIES

          Partners' capital:
            Limited partners - 1,672,556 units outstanding        48,209         44,188
            General partner                                          487            446
                                                               ---------      ---------
                  Total partners' capital                         48,696         44,634
                                                               ---------      ---------

                  Total liabilities and partners' capital      $ 230,386      $ 214,023
                                                               =========      =========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)



                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1999          1998          1997
                                                              ---------     ---------     ---------
          REVENUES:
             Property operations                              $  58,737     $  55,810     $  52,946
             Gain from property sale                                 --            --           394
             Interest                                               908           870           559
                                                              ---------     ---------     ---------
                Total revenues                                   59,645        56,680        53,899
                                                              ---------     ---------     ---------
          EXPENSES:
             Property operations                                 23,962        22,261        23,248
             Interest                                            13,701        12,781        12,945
             Depreciation and amortization                       11,998        12,114        12,055
             General and administrative                           5,922         3,278         3,294
                                                              ---------     ---------     ---------
                Total expenses                                   55,583        50,434        51,542
                                                              ---------     ---------     ---------

          INCOME BEFORE EXTRAORDINARY ITEM                        4,062         6,246         2,357

          Extraordinary item -
             Net gain on early extinguishments of debt               --         5,347            --
                                                              ---------     ---------     ---------
          NET INCOME                                          $   4,062     $  11,593     $   2,357
                                                              =========     =========     =========

          ALLOCATION OF NET INCOME:
             Limited partners                                 $   4,021     $  11,477     $   2,334
             General partner                                         41           116            23
                                                              ---------     ---------     ---------
                Total                                         $   4,062     $  11,593     $   2,357
                                                              =========     =========     =========

          NET INCOME PER UNIT AND POTENTIAL UNIT:
             Earnings per unit - basic
                Income before extraordinary item              $    2.40     $    3.70     $    1.40
                Net gain on early extinguishments of debt            --          3.16            --
                                                              ---------     ---------     ---------
                   Net income                                 $    2.40     $    6.86     $    1.40
                                                              =========     =========     =========
             Earnings per unit - assuming dilution
                Income before extraordinary item              $    2.31     $    3.55     $    1.35
                Net gain on early extinguishments of debt            --          3.04            --
                                                              ---------     ---------     ---------
                   Net income                                 $    2.31     $    6.59     $    1.35
                                                              =========     =========     =========
          WEIGHTED AVERAGE UNITS
          USED IN COMPUTING NET INCOME
          PER UNIT AND POTENTIAL UNIT:
             Basic                                                1,673         1,673         1,673
                                                              =========     =========     =========
             Assuming dilution                                    1,740         1,741         1,730
                                                              =========     =========     =========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                                              Limited
                                                                                            Partnership
                                                    General      Limited                       Units
                                                    Partner      Partners       Total       Outstanding
                                                   ---------     ---------     ---------    -----------
          PARTNERS' CAPITAL, JANUARY 1, 1997       $     307     $  30,377     $  30,684     1,672,556

          Net income                                      23         2,334         2,357            --
                                                   ---------     ---------     ---------     ---------

          PARTNERS' CAPITAL, DECEMBER 31, 1997           330        32,711        33,041     1,672,556

          Net income                                     116        11,477        11,593            --
                                                   ---------     ---------     ---------     ---------

          PARTNERS' CAPITAL, DECEMBER 31, 1998           446        44,188        44,634     1,672,556

          Net income                                      41         4,021         4,062            --
                                                   ---------     ---------     ---------     ---------

          PARTNERS' CAPITAL, DECEMBER 31, 1999     $     487     $  48,209     $  48,696     1,672,556
                                                   =========     =========     =========     =========

                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                1999            1998            1997
                                                                              ----------      ----------      ----------
          OPERATING ACTIVITIES:
               Net income                                                     $    4,062      $   11,593      $    2,357
               Adjustments to reconcile net income
               to net cash provided by operating activities:
                   Depreciation and amortization                                  11,998          12,114          12,055
                   Net gain on early extinguishments of debt                          --          (5,347)             --
                   Amortization of mortgage principal forgiveness                     --          (1,485)         (1,674)
                   Gain from property sale                                            --              --            (394)
                   Effective rent adjustments                                       (778)           (444)           (157)
               Changes in assets and liabilities:
                   Receivables                                                      (831)           (294)            444
                   Lease commission payments                                      (4,272)         (2,369)         (2,191)
                   Prepaid expenses and other assets                                (250)            255             510
                   Accounts payable and other liabilities                         (1,055)             55          (1,086)
                                                                              ----------      ----------      ----------
                      Net cash provided by operating activities                    8,874          14,078           9,864
                                                                              ----------      ----------      ----------

          INVESTING ACTIVITIES:
               Property and tenant improvements                                   (7,024)         (6,603)         (5,534)
               Property development cost                                          (6,427)             --              --
               Property acquisitions                                              (5,454)             --            (649)
               Tenant improvement escrow                                              --              --           1,532
               Cash proceeds from property sale, net of selling costs                 --              --             502
               Mortgage receivable principal collections                              --              --              46
                                                                              ----------      ----------      ----------
                      Net cash used in investing activities                      (18,905)         (6,603)         (4,103)
                                                                              ----------      ----------      ----------

          FINANCING ACTIVITIES:
               Mortgage principal proceeds                                         6,998          66,500             549
               Mortgage principal refinanced                                          --         (59,577)             --
               Mortgage prepayment penalties                                          --          (1,855)             --
               Mortgage principal payments                                        (2,913)         (2,756)         (3,226)
               Loan reserves                                                          --            (550)             --
               Loan fees and expenses                                               (219)         (1,405)             25
                                                                              ----------      ----------      ----------
                      Net cash provided by (used in) financing activities          3,866             357          (2,652)
                                                                              ----------      ----------      ----------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (6,165)          7,832           3,109
          BEGINNING CASH AND CASH EQUIVALENTS                                     14,497           6,665           3,556
                                                                              ----------      ----------      ----------
          ENDING CASH AND CASH EQUIVALENTS                                    $    8,332      $   14,497      $    6,665
                                                                              ==========      ==========      ==========



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


1.   ORGANIZATION

     Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 1999, there were 1,672,556 units outstanding.

     As of December 31, 1999, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,352,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

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

2.   ACCOUNTING POLICIES

     CONSOLIDATION

     HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 1999, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     HRP capitalizes all costs related to the development and construction of its projects, including interest of $124,000 in 1999. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof have commenced. All costs for construction are capitalized and allocated to each building. Capitalization of construction costs related to a particular building is discontinued when the building is available for occupancy.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


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

     OTHER ASSETS

     Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2000 to 2013. Loan costs are amortized over the terms of the respective loans. The loans mature between 2000 and 2011. Amortization of effective rent income adjustments, included in property operations revenues, was $778,000, $444,000 and $157,000 in 1999, 1998 and 1997, respectively. Amortization of lease commissions, included in depreciation and amortization expense, was $2,286,000, $2,232,000, and $2,101,000 in 1999, 1998 and 1997,
     respectively. Amortization of loan costs, included in interest expense, was $536,000, $456,000, and $453,000 in 1999, 1998 and 1997, respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets include unamortized effective rent adjustments, prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

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

     INCOME TAXES

     Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $243,000, $248,000, and $117,000 in 1999, 1998, and 1997, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


2.   ACCOUNTING POLICIES - (CONTINUED)


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

                                                                       1999           1998           1997
                                                                     ---------      ---------      ---------
          Weighted average units outstanding - basic                     1,673          1,673          1,673
          Issuance of units from options                                    86             86             86
          Repurchase of units from unit option proceeds                    (19)           (18)           (29)
                                                                     ---------      ---------      ---------
          Weighted average units outstanding - assuming dilution         1,740          1,741          1,730
                                                                     =========      =========      =========

     ACCOUNTING PRONOUNCEMENTS AND OTHER

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates.

     Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for periods (or years) beginning after June 15, 2000. It requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of the derivatives would be recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is, the type of hedge transaction. The impact on HRP's results of operation, financial position, or cash flows will be dependent on the level and types of derivative instruments that HRP will have entered into at the time SFAS No. 133 is implemented. HRP is currently not planning on early adoption of SFAS No. 133 and has not had an opportunity to evaluate the impact of the provisions of SFAS No. 133 on its consolidated financial statements relating to future adoption.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


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

     HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts have been extended and expire June 30, 2004 and provide for (i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

     Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                       Entity
                                       Paid or
                                      Reimbursed     1999          1998          1997
                                      ----------   ---------     ---------     ---------
          Asset management fee          Realty     $     514     $     495     $     458
          Acquisition fee               Realty           105            --             7
          Reimbursement of costs(a)     Realty         2,941         2,320         2,316
          Property management fee       HCRE           1,693         1,608         1,524
          Lease commissions(b)          HCRE           4,933         1,964         1,425
          Construction fees             HCRE             891           314           353

          (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

          (b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued are related to the development property at Corporate Square and are scheduled to be paid in the year 2000. See Note 5.

4.   STATEMENTS OF CASH FLOWS

     Cash interest payments were $13,114,000 (net of capitalized interest of $94,000), $13,934,000, and $14,177,000 in 1999, 1998 and 1997,
     respectively.

     Supplemental disclosure of noncash investing and financing activities -

          As of December 31, 1999, HRP had a construction payable for property development cost at Corporate Square of $2,641,000 for 1999.

          In October 1999, HRP acquired Gulley Road Industrial Park for $8,249,000 including the assumption of an outstanding mortgage of $5,149,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


5.   PROPERTY TRANSACTIONS

     ACQUISITIONS -

     In May 1997, HRP acquired 6.1 acres of land at the Corporate Square office complex for a purchase price of $725,000, plus about $25,000 of miscellaneous costs. The purchase price consisted of a $75,000 cash down payment and a $650,000 seven year, fully-amortizing non-recourse mortgage note with 0% interest the first year; 4% interest in years two and three; 6% interest in years four and five; and 8% interest in years six and seven. For financial reporting purposes, the carrying values of the mortgage note and land were reduced by $101,000 in order to reflect an imputed market interest rate of 8% for the mortgage note. The note was paid in full during 1999 in connection with the development of the land discussed below.

     In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,300 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. As of December 31, 1999, the property was being renovated and was not occupied, however HRP has leased approximately 90% of the space with occupancy to coincide with the anticipated April 2000 completion of approximately $1,550,000 of property and tenant improvements.

     In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The property was 98% occupied as of December 31, 1999. The acquisition costs of $8,249,000 included the assumption of an outstanding mortgage of $5,149,000. The loan, which fully amortizes over the next eleven and a half years, matures in May 2011, and has a fixed interest rate of 7.375%.

     PROPERTY DEVELOPMENT

     During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex and discussed above. A 20-year lease with the General Services Administration for all six floors has been executed with occupancy anticipated to take place by July 2000.

     The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that will fund up to $13,762,000 of the costs.

     As of December 31, 1999, HRP has incurred and capitalized $9,068,000 of the construction costs. Additionally, HRP has paid $1,481,000, or 50%, of the lease commissions incurred; the remaining 50%, which has been accrued as of December 31, 1999, will be paid when the tenant takes occupancy of the space.

     PROPERTY SALE

     In October 1997, HRP sold one building in Fairlane Commerce Park containing 3,500 net rentable square feet on approximately 0.5 acres for $510,000 in cash before closing expenses of $8,000. HRP recorded a $394,000 gain from the property sale.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


6.   MORTGAGES PAYABLE

     Substantially all of the buildings in twelve of HRP's fourteen real estate properties were encumbered and pledged as collateral by nine non-recourse mortgages aggregating $171,312,000 as of December 31, 1999. These mortgages have interest rates varying from 6.78% to 8.70% (with an effective average interest rate of 8.10%) and mature between 2003 and 2011.

     Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the periods presented the principal and balloon payments that are required (in thousands):

                                                         Total
                         Principal       Balloon        Mortgage
                          Payments       Payments       Payments
                         ----------     ----------     ----------
          2000           $    2,874     $    6,998     $    9,872
          2001                3,152             --          3,152
          2002                3,426             --          3,426
          2003                3,723          4,900          8,623
          2004                3,695             --          3,695
          Thereafter          8,068        134,476        142,544
                         ----------     ----------     ----------
             Total       $   24,938     $  146,374     $  171,312
                         ==========     ==========     ==========

     CORPORATE SQUARE -

     In August 1999, HRP closed on interim-construction loan financing that will fund up to $13,762,000 of the development costs of a new office building at Corporate Square (see Note 5 for more information about this project). The amount outstanding under the interim-construction loan as of December 31, 1999 was $6,998,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (8.19% as of December 31, 1999). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a $19,000,000 to $20,000,000 permanent mortgage loan.

     ALLFIRST BUILDING -

     On November 16, 1998, HRP refinanced Allfirst Building's existing loan with a new lender in the amount of $25,000,000. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which has been designated as a hedge against HRP's variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which is settled monthly, effectively fixes the loan's interest rate at 6.78% compared to the previous loan's rate of LIBOR plus 325 basis points, or 8.47% as of November 1998.

     The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender,
     (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

     HRP was amortizing mortgage principal forgiveness associated with Allfirst's previous loan over that loan's life. The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000, which is included in the Consolidated Statements of Income as an extraordinary item in 1998.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999

6.   MORTGAGES PAYABLE  - (CONTINUED)

     SEATTLE BUSINESS PARKS -

     On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthened the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of $220,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital. The prepayment penalty along with the writeoff of $75,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

     EXECUTIVE PARK -

     On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduced the interest rate from 8.87% to an effective interest rate of 7.32% and extended the amortization period from fifteen years to twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the outstanding principal balance of $28,707,000 with the former lender, (ii) to pay transaction costs of $901,000, (iii) to pay a prepayment penalty of $1,465,000, (iv) to pay $550,000 of net loan reserves, and (v) for general working capital. The prepayment penalty along with the writeoff of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

7.   LEASE AGREEMENTS

     The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $2,539,000, $2,591,000, and $2,561,000 in 1999, 1998 and
     1997, respectively. At December 31, 1999, the Properties, in the aggregate, were 94% occupied and minimum cash rental payments to be received under non-cancelable leases with tenants were as follows (in thousands):

                          2000             $  51,073
                          2001                40,769
                          2002                33,529
                          2003                24,703
                          2004                18,174
                          Thereafter          37,067
                                           ---------
                          Total            $ 205,315
                                           =========

     During 1999 and 1998, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers, Fairlane Commerce Park, and Gulley Road Industrial Park. Ford accounted for 13% of revenues in both 1999 and 1998. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 10% and 9% of the revenues in 1999 and 1998, respectively.

     As of December 31, 1999, Ford occupied 224,000 square feet of office space under 7 leases at Parklane Towers; 216,000 square feet of office, technical laboratory and industrial space under 8 leases at Fairlane Commerce Park; and 5,000 square feet under 1 lease at Gulley Road Industrial Park. These leases expire between 2000 and 2003 and most contain renewal options, providing for one to ten year renewals. As of December 31, 1999, GSA occupied 270,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 158,000 square feet of office space at Corporate Square under a lease which expires in 2013. In addition, HRP is constructing a 6-story office building containing 151,000 net rentable square feet. The building will be 100% occupied by the GSA starting in July 2000.

     The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

     HRP leases and shares office with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000, $295,000, and $123,000 for 2000, 2001, and 2002, respectively, of which
     HRP's portion is approximately $179,000, $179,000, and $74,000, for 2000, 2001, and 2002, respectively.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


8.   PARTNERS' CAPITAL

     In 1995, HRP issued options totaling 86,000 units to certain executives of Realty with an exercise price of $11.875 per unit. The options expire after 10 years (approximately February 27, 2005) and generally, the optionees may borrow the amounts necessary to exercise the options. As of December 31, 1999, none of the options had been exercised. HRP has adopted the disclosure-only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". The options were vested over a three year period ending in 1997, and accordingly under SFAS No. 123 would have had no effect on compensation cost in 1998 or 1999. Had compensation costs for the Options been determined based on the fair value at the grant date for the awards in 1995 consistent with the provisions of SFAS No. 123, HRP's net income and net income per unit for 1997 would have been the pro forma amounts indicated below (in thousands except per unit amounts):

                                                 1997
                                              ----------
          Net income (loss) - as reported     $    2,357
          Net income (loss) - pro forma            2,325
          Net income (loss) per unit:
          As reported -
              Basic                                 1.40
              Assuming dilution                     1.35
          Pro forma -
              Basic                                 1.38
              Assuming dilution                     1.33

     The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 57.8%, risk-free interest rate of 7.1%, expected life of 5 years and no distribution yield.

9.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 8.2% and 7.3% as of December 31, 1999 and 1998, respectively) and has determined that the estimated fair value as of December 31, 1999 and 1998 would equal approximately $167,212,000 and $171,921,000, respectively.

     The fair value of HRP's interest rate swap agreement (used to hedge against exposure to interest rate fluctuations) is $1,873,000, the estimated amount that HRP would receive upon termination of the agreement as of December 31, 1999. The amount was determined based on a quote received from its swap counterparty.

     As of December 31, 1999 and 1998, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


10.  COMMITMENTS AND CONTINGENCIES

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

     On August 27, 1997, defendants moved to dismiss the complaint in the separate action for plaintiff's failure either to make a demand on the general partner to bring suit or to allege adequately that such a demand was futile. On February 6, 1998, the Court granted defendants' motion to dismiss but gave plaintiff thirty days to file an amended complaint. Plaintiffs filed an amended complaint on March 6, 1998, which defendants again moved to dismiss. This motion was denied and the parties are proceeding with discovery. Trial is scheduled for January 2001.

     HRP's management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

     On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

     HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

     ASBESTOS

     The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


10.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

     Although it is HRP's position in the litigation filed in the Southern District of New York that certain holders of HRP's units have become an "Acquiring Person" under the Rights Plan by virtue of obtaining dispositive power over more than 15% of the outstanding units, a final determination of this issue will be made by the court. As a result, the general partner has amended the Rights Plan, among other things, to postpone the "Distribution Date" under the Rights Plan based on the general partner's current understanding of the facts. By taking such action, the rights will become exercisable, if at all, only after the final resolution by a court that an "Acquiring Person" exists for the purposes of the Rights Plan. Additionally, the expiration of the redemption period under the Rights Plan has also been extended pending litigation. However, if additional facts come to the general partner's attention or the status or unit ownership of any unitholder change in any respect, the general partner will review the circumstances at that time and may change its conclusions. HRP has also amended the Rights Plan to extend the expiration period of the rights until one year after entry of an order, which is final and not subject to appeal, resolving the above-mention lawsuit.

     OTHER

     In addition to the commitments previously described in Note 5 with regards to Corporate Square and Riverbank Plaza, HRP had commitments for construction projects in progress as of December 31, 1999 of about $1,500,000. Additionally for the year 2000, HRP has estimated and budgeted tenant and capital improvements of $7,400,000 and lease commissions of about $1,700,000.

11.  SUBSEQUENT EVENT

     On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition. The acquisition cost was approximately $7,800,000, including a loan with two notes totaling $5,500,000. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.17%. The balance of the acquisition cost, or approximately $2,300,000, was paid in cash.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1999


12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


     Set forth below is selected quarterly financial data for the years ended December 31, 1999 and 1998.

                                                                         Quarter Ending
                                                      ----------------------------------------------------------
                                                      March 31         June 30       September 30    December 31
                                                      ----------      ----------     ------------    -----------
                                                                (in thousands except per unit amounts)
                  1999

    Total revenues                                    $   14,559      $   14,252      $   15,140     $   15,694

    Property operations revenues less property
      operations expenses and general
        and administrative expenses                        7,397           7,302           7,399          6,755

    Net income                                             1,214           1,182           1,239            427

    Net income per unit - basic                              .72             .70             .73            .25
    Net income per unit - assuming dilution                  .69             .67             .70            .24

                  1998

    Total revenues                                    $   13,823      $   13,771      $   14,515     $   14,571

    Property operations revenues less property
       operations expenses and general
        and administrative expenses                        7,183           7,581           7,674          7,833

    Income before extraordinary item                       1,069           1,655           1,727          1,795
    Net income (loss)(a)                                    (542)          1,390           1,727          9,018

    Earnings per unit - basic
        Income before extraordinary item                     .63             .98            1.02           1.07
        Extinguishments of debt(a)                          (.95)           (.16)             --           4.27
        Net income (loss)                                   (.32)            .82            1.02           5.34
    Earnings per unit - assuming dilution
        Income before extraordinary item                     .61             .94             .98           1.02
        Extinguishments of debt(a)                          (.92)           (.15)             --           4.11
        Net income (loss)                                   (.31)            .79             .98           5.13

(a) Net income (loss) for the first and second quarter of 1998 includes losses on early extinguishments of debt of $1,611,000 and $265,000, respectively. Net income for the fourth quarter of 1998 includes a gain on early extinguishment of debt of $7,223,000. (See Note 6 to the Consolidated Financial Statements for more information about the refinancing of mortgage loans during 1998).

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                        Costs
                                                                      capitalized
                                                                     subsequent to      Gross amount at which
                                                  Initial cost        acquisition      carried at close of period
                                            ------------------------ ------------  ------------------------------------
                                                          Buildings    Buildings                Buildings
                                                            and          and                       and
Description(A)                Encumbrances     Land     improvements improvements     Land     improvements    Total(B)
---------------               ------------  ----------  ------------ ------------  ----------  ------------  ----------
Airport Plaza                  $      760   $      300   $    4,013   $      306   $      300   $    4,319   $    4,619

Allfirst Building                  25,000        2,100       43,772        3,778        2,100       47,550       49,650

Bellevue Corporate Plaza           15,200        7,428       17,617        2,878        7,428       20,495       27,923

Bradshaw Business Parks             5,956        5,018       15,563        4,611        5,018       20,174       25,192

Corporate Square                   18,818        6,142       14,112       17,274        6,142       31,386       37,528

Executive Park                     33,337       15,243       34,982        9,674       15,243       44,656       59,899

Fairlane Commerce Park             20,141        5,191       18,080        5,599        5,191       23,679       28,870

Gulley Road Industrial Park         5,101        1,227        7,022           --        1,227        7,022        8,249

Joy Road Distribution Center           --          359        1,340        2,107          359        3,447        3,806

Montrose Office Center              6,175        5,096       15,754        3,755        5,096       19,509       24,605

Parklane Towers                    22,801        3,420       37,592        5,523        3,420       43,115       46,535

Raintree Industrial Park           10,640        1,191       18,208        1,401        1,191       19,609       20,800

Riverbank Plaza                        --          710        1,644          214          710        1,858        2,568

Seattle Business Parks              7,383        4,953        8,730        4,170        4,953       12,900       17,853

Corporate office equipment             --           --           --          218           --          218          218
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------

TOTAL                          $  171,312   $   58,378   $  238,429   $   61,508   $   58,378   $  299,937   $  358,315
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========
                                  Accumulated
                                 depreciation      Date
Description(A)                      (B)(C)       acquired
---------------                 ------------- ---------------
Airport Plaza                   $    3,733       4/30/87

Allfirst Building                   28,165       6/29/84

Bellevue Corporate Plaza             6,286       6/30/88

Bradshaw Business Parks             11,728       9/24/85

Corporate Square                    14,366       8/2/85 & 10/1/92

Executive Park                      32,671       12/19/85

Fairlane Commerce Park              11,081       12/30/86 & 7/1/87

Gulley Road Industrial Park             56       10/29/99

Joy Road Distribution Center           593       2/14/96

Montrose Office Center               8,614       1/8/88

Parklane Towers                     29,549       12/16/84

Raintree Industrial Park            10,496       7/17/86

Riverbank Plaza                         30       8/19/99

Seattle Business Parks               8,069       4/24/86

Corporate office equipment              64       various
                                ----------

TOTAL                           $  165,501
                                ==========



                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


     (A)  PROPERTY LOCATIONS ARE AS FOLLOWS:

          Airport Plaza                 San Diego, California
          Allfirst Building             Baltimore, Maryland
          Bellevue Corporate Plaza      Bellevue, Washington
          Bradshaw Business Parks       Sacramento and Rancho
                                          Cordova, California
          Corporate Square              Atlanta, Georgia
          Executive Park                Atlanta, Georgia
          Fairlane Commerce Park        Dearborn, Michigan
          Gulley Road Industrial Park   Dearborn, Michigan
          Joy Road Distribution Center  Detroit, Michigan
          Montrose Office Center        Rockville, Maryland
          Parklane Towers               Dearborn, Michigan
          Raintree Industrial Park      Solon, Ohio
          Riverbank Plaza               San Diego, California
          Seattle Business Parks        Kent and Tukwila, Washington


     (B)  RECONCILIATION OF CARRYING COSTS (in thousands):

                                                          Accumulated
                                              Cost        Depreciation
                                           -----------    -----------
         Balance, January 1, 1997          $   332,391    $   149,514

             Additions                           6,183          9,924
             Retirements and disposition        (4,179)        (4,071)
                                           -----------    -----------

         Balance, December 31, 1997            334,395        155,367

             Additions                           6,603          9,852
             Retirements                        (4,277)        (4,277)
                                           -----------    -----------

         Balance, December 31, 1998            336,721        160,942

             Additions                          26,694          9,659
             Retirements                        (5,100)        (5,100)
                                           -----------    -----------

         Balance, December 31, 1999        $   358,315    $   165,501
                                           ===========    ===========

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


HRP has no officers or directors. Realty, as general partner, performs functions generally performed by officers and directors. Realty was formed in Delaware as a corporation in January 1990 and became a limited liability company in December 1998.

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 55, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
     Mr. Gumbiner has served a director and Chairman of the Board of Realty since January 1990. He has also served as Chairman of the Board of Hallwood since 1981 and as Chief Executive Officer since April 1984. He has served as a director of Hallwood Energy Corporation ("HEC") since June 1999. He was Chairman of the Board from 1984 to June 1999 and Chief Executive Officer from 1987 to June 1999 of the general partner of Hallwood Energy Partners, L.P. ("HEP"). He was Chairman of the Board and Chief Executive Officer of Hallwood Consolidated Resources Corporation ("HCRC") from February 1992 to June 1999. Mr. Gumbiner has also served as Chairman of the Board of Directors and as a director of Hallwood Holdings S.A. ("HHSA"), a Luxembourg real estate investment company, since March 1984. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 56, PRESIDENT AND DIRECTOR OF REALTY
     Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has also served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He has served as President, Chief Operating Officer and a director of HEC since December 1998 and in that capacity devotes a portion of his time to the activities of HEC. He was President, Chief Operating Officer and a director of the general partner of HEP from February 1985 to June 1999. He was President, Chief Operating Officer and a director of HCRC from May 1991 until June 1999. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 56, EXECUTIVE VICE PRESIDENT AND SECRETARY
     Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 51, SENIOR VICE PRESIDENT
     Mr. Walther has been an Executive Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 52, VICE PRESIDENT - FINANCE
     Mr. Gent joined Hallwood in March 1990 and has been Vice President-Finance of Realty since March 1990. He previously served as Vice President -Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 58, DIRECTOR OF REALTY
     Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree.

WILLIAM F. FORSYTH, 50, DIRECTOR OF REALTY
     Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 56, DIRECTOR OF REALTY
     Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 1999 to December 31, 1999, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements, except that, as alleged in litigation filed in the Southern District of New York, HRP believes that certain holders of HRP's units have obtained dispositive power over more than 15% of the outstanding units, which has not been properly disclosed. A final determination of this issue will be made by the court.

ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 1999, Messrs. Gumbiner and Guzzetti and (until December 21, 1999) Mr. Brian M. Troup served on the Board of Directors of Realty and the compensation committee of HEC and the general partner of HEP. Mr. Gumbiner is also Chief Executive Officer of Hallwood, Realty, and HEC. Mr. Troup was the President and Chief Operating Officer of Hallwood until December 1999. Mr. Guzzetti is also President and Chief Operating Officer of Realty; Chief Operating Officer and President of HEC; and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $20,000 in each of the three years ended December 31, 1999 for director fees. Mr. Walther was paid $20,000 in each of the two years ended December 31, 1998 for director fees.

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

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for
(i) basic compensation from a property management fee which is an amount equal to 2.85% of cash receipts collected from the Properties' tenants, (ii) lease commissions equal to the current market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and (iii) construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP for the periods presented (in thousands):

                                  Entity
                                 Paid or
                                Reimbursed            1999          1998         1997
                                ----------          --------      --------     --------
Asset management fee               Realty           $    514      $    495     $    458
Acquisition fee                    Realty                105            --            7
Reimbursement of costs (a)         Realty              2,941         2,320        2,316
Property management fee            HCRE                1,693         1,608        1,524
Lease commissions (b)              HCRE                4,933         1,964        1,425
Construction fees                  HCRE                  891           314          353

          (a) These costs are mostly recorded as General and Administrative Expenses and represent reimbursement to Realty, at cost, for partnership level salaries, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

          (b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued are related to the development property at Corporate Square and are scheduled to be paid in the year 2000.

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of Realty (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the four other executive officers with earnings that exceeded $100,000 for the year ended December 31, 1999. Bonuses and other annual compensation are with respect to years presented and are usually paid in the following year.

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                        --------------------------------------------------
                                                                            Other Annual
      Name and Principal Position       Year      Salary (a)    Bonus     Compensation (b)
      ---------------------------       ----      ----------   --------   ----------------
      Anthony J. Gumbiner               1999        $    --    $150,000      $    --
      Chairman of the Board and         1998             --          --           --
      Chief Executive Officer           1997             --          --           --

      William L. Guzzetti               1999        200,000      32,333           --
      President and Chief               1998        200,000      28,833           --
      Operating Officer                 1997        200,000      15,583           --

      John G. Tuthill                   1999        150,360      68,265        7,923
      Executive Vice President          1998        150,360      56,265        8,282
      and Secretary                     1997        150,360      57,265        8,212

      Udo H. Walther                    1999        150,000      68,250           --
      Senior Vice President             1998         25,000       6,250           --

      Jeffrey D. Gent                   1999        108,541      18,784        6,206
      Vice President - Finance          1998        104,366      15,523        8,017
                                        1997         99,396      28,212        5,984

----------------

     (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

     (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.


In 1995, HRP issued options totaling 86,000 units to certain executives of Realty with an exercise price of $11.875 per unit. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 1999. None of the executive officers exercised any options during the year ended December 31, 1999 and HRP has not granted SARs.

                    AGGREGATED OPTION/SAR EXERCISES IN 1999
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1999

                                                                         Value of Unexercised
                                          Number of Unexercised              In-the-Money
                          Units                Options at                     Options at
                        Acquired            December 31, 1999              December 31, 1999
                                     -------------------------------   ----------------------------
Name                   on Exercise   Exercisable       Unexercisable   Exercisable    Unexercisable
----                   -----------   -----------       -------------   -----------    -------------
Anthony J. Gumbiner         0           25,800              0          $ 1,015,875        $ 0
William L. Guzzetti         0           15,000              0              590,625          0
John G. Tuthill             0           13,000              0              511,875          0
Jeffrey D. Gent             0            7,000              0              275,625          0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of March 13, 2000 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

                                            Amount         Percent
Name and Address of                       Beneficially       of
Beneficial  Owner                           Owned(h)        Class
-------------------                       ------------     -------
HWG, LLC                                    413,040         24.7%
c/o The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219 (a)

Gotham Partners, L.P.  and                  247,994         14.8%
Gotham Partners, L.P. III
237 Park Avenue, 9th Floor
New York, NY 10017 (b)

Interstate Properties                       135,600          8.1%
Park 80 West, Plaza II
Saddle Brook, NJ 07662 (b)

Private Management Group, Inc. ("PMG")      108,655          6.5%
20 Corporate Park, Suite 400
Irvine, CA 92606 (b) (c)

Alan G. Crisp (d)                                --           --

William F. Forsyth (d)                           --           --

Anthony J. Gumbiner (d)                      25,800(e)       1.5%(e)

William L.  Guzzetti (d)                     15,100(f)       0.9%(f)

Edward T. Story (d)                              --           --

All directors and executive officers
as a group (8 persons)                       60,900(g)       3.5%(g)

--------------------
     (a) Includes 82,608 units, or 4.9% of the outstanding units, transferred to Epsilon Trust on December 21, 1999 as part of the resignation of Mr. Brian Troup as an officer and director of Hallwood. Hallwood has sole voting power with respect to the units and a right to purchase such units for six months after the transfer and a right of first refusal thereafter.

     (b) See discussion in Item 3 regarding certain litigation filed in the Southern District of New York.

     (c) PMG is an Investment Advisor registered under Section 203 of the Investment Advisers Act of 1940 with sole power to vote or direct the vote of all the units, including any units directly-owned. PMG also has sole power to dispose or direct the disposition of all of the units.

     (d) Represents the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

     (e)  Comprised of currently exercisable options to purchase 25,800 units.

     (f)  Includes currently exercisable options to purchase 15,000 units.

     (g)  Includes currently exercisable options to purchase 60,800 units.

     (h) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information covered by this item, see Note 3 to the Registrant's consolidated financial statements included in Item 8 hereof.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)  Financial Statements.

     See Index contained in Item 8.

(2)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1999 or in 2000 prior to the filing of this Form 10-K for the year ended December 31, 1999.

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


                                       HALLWOOD REALTY PARTNERS, L.P.
                                       BY: HALLWOOD REALTY, LLC
                                           GENERAL PARTNER


DATE: March 15, 2000                   BY: /s/ WILLIAM L. GUZZETTI
                                           -------------------------------------
                                           William L. Guzzetti
                                           President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 1999, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

       Signature                   Capacity                          Date
       ---------                   --------                          ----


/s/ ANTHONY J. GUMBINER    Chairman of the Board and Director,   March 15, 2000
------------------------   Hallwood Realty, LLC
Anthony J. Gumbiner        (Chief Executive Officer)


/s/ WILLIAM L. GUZZETTI    President and Director,               March 15, 2000
------------------------   Hallwood Realty, LLC
William L. Guzzetti        (Chief Operating Officer)


/s/ JEFFREY D. GENT        Vice President - Finance,             March 15, 2000
------------------------   Hallwood Realty, LLC
Jeffrey D. Gent            (Chief Accounting Officer)


/s/ ALAN G. CRISP          Director,                             March 15, 2000
------------------------   Hallwood Realty, LLC
Alan G. Crisp


/s/ WILLIAM F. FORSYTH     Director,                             March 15, 2000
------------------------   Hallwood Realty, LLC
William F. Forsyth


/s/ EDWARD T. STORY        Director,                             March 15, 2000
------------------------   Hallwood Realty, LLC
Edward T. Story

                         HALLWOOD REALTY PARTNERS, L.P.
                                  EXHIBIT INDEX

Exhibit
Number                           Exhibit
------                           -------
3.1(a)        Certificate of Limited Partnership of Hallwood Realty Partners,
              L.P., dated January 10, 1990.

3.2(a)        Amended and Restated Agreement of Limited Partnership of Hallwood
              Realty Partners, L.P., dated June 7, 1990.

4.1 Unit Purchase Rights Agreement, dated as of November 30, 1990, between the Partnership and The First National Bank of Boston, as
              Rights Agent (filed as part of Exhibit 1 to Current Report of Form
              8-K, dated November 30, 1990, and which is incorporated herein by reference - File No.1 -10643). (4.1)

4.2           Amendment No. 1 to Unit Purchase Rights Agreement dated February
              14, 2000

10.1(b)*      1995 Unit Option Plan for Hallwood Realty Partners, L.P.

10.2(b)*      1995 Unit Option Plan Loan Program for Hallwood Realty Partners,
              L.P.

10.3          Loan Agreement between Hallwood 95, L.P. and Nomura Asset Capital
              Corporation. (Incorporated by reference from exhibit 2.1 filed with Current Report on Form 8-K dated September 29, 1995.)

10.4          Amended and Restate Agreement of Limited Partnership of Hallwood
              95, L.P. (Incorporated by reference from exhibit 10.17 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.5          Management Agreement between Hallwood Real Estate Investors Fund
              XV and Hallwood Commercial Real Estate, LLC dated July 1, 1999.
              (Agreement is representative of each individual management agreement for real estate properties owned by Hallwood Realty
              Partners, L.P. Differences in the individual agreements include, but not limited to, owners' name, property name, and legal description. Exhibit D to this item is a schedule reflecting the economic differences in leasing fee compensation.)

27            Financial Data Schedule


-------------------



*    Constitutes a management compensation plan.

(a) Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.

(b) Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.