Form 10-Q
period 2000-03-31
HALLWOOD REALTY PARTNERS L P
filed 2000-05-15
CIK 865439

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


                      FOR THE QUARTER ENDED MARCH 31, 2000



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

          NUMBER OF UNITS OUTSTANDING AT MAY 11, 2000: 1,672,556 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1          Financial Statements (unaudited) :

                Consolidated Balance Sheets as of March 31, 2000
                and December 31, 1999                                              3

                Consolidated Statements of Income for the
                Three Months Ended March 31, 2000 and 1999                         4

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2000 and 1999                         5

                Notes to Consolidated Financial Statements                         6

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources         9

Item 3          Quantitative and Qualitative Disclosures About Market Risk        12



PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                 13

                Signature                                                         14

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                         MARCH 31,       December 31,
                                                           2000              1999
                                                       ------------      ------------
                                                       (UNAUDITED)
ASSETS

Real estate:
    Land                                               $     60,236      $     58,378
    Buildings and improvements                              289,709           282,013
    Tenant improvements                                      21,517            17,924
                                                       ------------      ------------
                                                            371,462           358,315
    Accumulated depreciation and amortization              (167,083)         (165,501)
                                                       ------------      ------------
       Real estate, net                                     204,379           192,814

Cash and cash equivalents                                     6,245             8,332
Accounts receivable                                           2,272             2,287
Lease commissions, net                                       10,767            10,653
Loan reserves and escrows                                     8,319             7,073
Loan costs, net                                               3,571             3,607
Prepaid expenses and other assets                             5,644             5,620
                                                       ------------      ------------

       Total assets                                    $    241,197      $    230,386
                                                       ============      ============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                  $    179,680      $    171,312
    Accounts payable and accrued expenses                     6,218             6,013
    Prepaid rent and security deposits                        3,315             2,578
    Payable to affiliates, net                                1,838             1,787
                                                       ------------      ------------
       Total liabilities                                    191,051           181,690
                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
    Limited partners - 1,672,556 units outstanding           49,645            48,209
    General partner                                             501               487
                                                       ------------      ------------
       Total partners' capital                               50,146            48,696
                                                       ------------      ------------

       Total liabilities and partners' capital         $    241,197      $    230,386
                                                       ============      ============



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -----------------------------
                                                      2000             1999
                                                   ------------     ------------
REVENUES:
   Property operations                             $     15,977     $     14,338
   Interest                                                 192              221
                                                   ------------     ------------
      Total revenues                                     16,169           14,559
                                                   ------------     ------------

EXPENSES:
   Property operations                                    6,457            5,836
   Interest                                               3,561            3,379
   Depreciation and amortization                          3,222            3,025
   General and administrative                             1,479            1,105
                                                   ------------     ------------
      Total expenses                                     14,719           13,345
                                                   ------------     ------------

NET INCOME                                         $      1,450     $      1,214
                                                   ============     ============

ALLOCATION OF NET INCOME:
   Limited partners                                $      1,436     $      1,202
   General partner                                           14               12
                                                   ------------     ------------
      Total                                        $      1,450     $      1,214
                                                   ============     ============

NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Basic                                           $        .86     $        .72
                                                   ============     ============

   Assuming dilution                               $        .83     $        .69
                                                   ============     ============

WEIGHTED AVERAGE UNITS USED
IN COMPUTING NET INCOME PER
UNIT AND POTENTIAL UNIT:
   Basic                                                  1,673            1,673
                                                   ============     ============
   Assuming dilution                                      1,737            1,740
                                                   ============     ============

                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
OPERATING ACTIVITIES:
   Net income                                                    $      1,450      $      1,214
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                     3,222             3,025
      Effective rent adjustments                                         (274)             (228)
   Changes in assets and liabilities:
      Receivables                                                          15              (226)
      Lease commission payments                                          (745)             (566)
      Prepaid expenses and other assets                                  (818)              258
      Accounts payable and other liabilities                            1,094            (1,435)
                                                                 ------------      ------------
         Net cash provided by operating activities                      3,944             2,042
                                                                 ------------      ------------

INVESTING ACTIVITIES:
   Property and tenant improvements                                    (1,870)             (743)
   Property development cost                                           (4,596)               --
   Property acquisition                                                (7,791)               --
                                                                 ------------      ------------
         Net cash used in investing activities                        (14,257)             (743)
                                                                 ------------      ------------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                          9,087                --
   Mortgage principal payments                                           (719)             (628)
   Loan fees and expenses                                                (142)               --
                                                                 ------------      ------------
         Net cash provided by (used in) financing activities            8,226              (628)
                                                                 ------------      ------------

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                              (2,087)              671
BEGINNING CASH AND CASH EQUIVALENTS                                     8,332            14,497
                                                                 ------------      ------------
ENDING CASH AND CASH EQUIVALENTS                                 $      6,245      $     15,168
                                                                 ============      ============



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of March 31, 2000, there were 1,672,556 units outstanding.

    Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its real estate properties. Hallwood Commercial Real Estate, LLC ("HCRE"), another wholly- owned subsidiary of Hallwood, provides property management services for HRP's real estate properties.

    The accompanying unaudited consolidated financial statements of Hallwood Realty Partners, L.P. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 1999. HRP had no items of other comprehensive income in the periods presented.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2   TRANSACTIONS WITH RELATED PARTIES

    Realty and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                                                      THREE MONTHS
                                                                          ENDED
                                        ENTITY                          MARCH 31,
                                        PAID OR                  -----------------------
                                       REIMBURSED                2000               1999
                                       ----------                ----               ----
    Asset management fee                Realty                   $ 140             $ 123
    Acquisition fee                     Realty                      74                --
    Reimbursement of costs  (a)         Realty                     612               718
    Property management fee              HCRE                      463               410
    Lease commissions                    HCRE                      410               416
    Construction fees                    HCRE                      290                95

     (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



3   STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information -

         Cash interest payments were $3,371,000 (net of capitalized interest of $151,000) and $3,259,000 in the three months ended March 31, 2000 and 1999, respectively.

    Supplemental disclosure of noncash investing and financing activities -

         The Partnership had a construction payable for property development cost at Corporate Square of $2,540,000 as of March 31, 2000 and $2,641,000 as of December 31, 1999.


4   COMPUTATION OF NET INCOME PER UNIT

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

                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                             2000           1999
                                                           ---------      ---------
Weighted average units outstanding - basic                     1,673          1,673
Issuance of units from options                                    86             86
Repurchase of units from unit option proceeds                    (22)           (19)
                                                           ---------      ---------
Weighted average units outstanding - assuming dilution         1,737          1,740
                                                           =========      =========

5   PROPERTY DEVELOPMENT

    During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex. A 20-year lease with the General Services Administration for all six floors has been executed with occupancy anticipated to take place by July 2000.

    The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that will fund up to $13,762,000 of the costs. The amount outstanding under the interim-construction loan as of March 31, 2000 was $10,585,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (7.69% as of March 31, 2000). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a $21,000,000 permanent mortgage loan.

    As of March 31, 2000, HRP has incurred and capitalized $13,563,000 of the construction development costs. Additionally, HRP has paid $1,481,000, or 50%, of the lease commissions incurred in 1999; the remaining 50%, was accrued in 1999 and will be paid when the tenant takes occupancy of the space.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


6   PROPERTY ACQUISITION

    On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View Business Center) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition. The acquisition cost was approximately $7,800,000. HRP obtained financing for $5,500,000 of the purchase price with a new loan with two notes. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.17%.

7   LITIGATION

    Reference is made to Note 10 to the audited consolidated financial statements contained in Form 10-K for the year ended December 31, 1999.

    Beginning in 1997, HRP has been involved in two lawsuits that were brought by Gotham Partners, L.P. The first complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. The second complaint alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, fraud, and as to Hallwood, aiding and abetting these alleged breaches. On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The other claims in the two actions remain outstanding and the parties are proceeding with discovery. Trial is currently scheduled for January 2001.

    HRP's management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

    On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 (and rules promulgated thereunder) by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. In late March 2000, all defendants filed motions to dismiss for failure to state a claim and failure to plead fraud with sufficient particularity. On May 3, 2000, these motions were denied in their entirety, allowing the case to proceed. One defendant also filed a motion to dismiss for lack of proper jurisdiction and venue. The federal court reserved decision on this motion.

    HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

7   SUBSEQUENT EVENT

    As part of the resignation of Mr. Brian Troup as an officer and director of Hallwood and HRP's general partner on December 21, 1999, Hallwood transferred 82,608 units of HRP that it owned to a trust controlled by Mr. Troup. On May 12, 2000, HRP purchased and retired the units at $46.825 per unit (the average of the closing market prices of the units for the twenty trading days prior to the purchase). Mr. Troup also exercised his unit options to purchase 17,200 HRP units at the option plan's exercise price of $11.875 per unit, and then sold them to HRP for $46.825 per unit. As a result of these transactions, HRP's outstanding units have decreased from 1,672,556 to 1,589,948.

                         HALLWOOD REALTY PARTNERS, L.P.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS


FIRST QUARTER OF 2000 COMPARED TO THE FIRST QUARTER OF 1999

REVENUE FROM PROPERTY OPERATIONS increased $1,639,000, or 11.4%, for the first quarter of 2000, compared to the 1999 first quarter. The following table illustrates the components of the change, in thousands:

Rental income, net        $      1,693
Other property income              (54)
                          ------------
   Net increase           $      1,639
                          ============

Overall, net rental income increased due to higher rental rates and the addition of three real estate properties to HRP's portfolio between the comparable periods, partially offset by a slight decline in average occupancy between the comparable periods from 92.3% to 92.2%.

INTEREST INCOME decreased by $29,000 as a result of reduced earnings on overnight investments due to lower average cash balances available for investment between the periods.

PROPERTY OPERATING EXPENSES increased $621,000, or 10.6%, for the first quarter of 2000, compared to the same period in 1999. The increase is comprised primarily of the following components:

      o Professional fees of $267,000 in the first quarter of 2000 for research and analysis of potential property development projects.

      o Operating cost increases of $250,000 with respect to the addition of three new real estate properties between the periods.

      o Repairs and maintenance costs increased $92,000 for comparable properties between periods primarily due to increases at Executive Park, Fairlane Commerce Park, and Corporate Square for landscaping, electrical repairs, heating/air conditioning repairs, maintenance salaries, and miscellaneous repairs.

      o Management fees increased $51,000 for comparable properties between periods due to an increase in net rental income.

      o Combined, all other operating costs decreased $39,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $182,000, or 5.4%, for the first quarter of 2000 as compared to the same period in 1999, as a result of an increase in mortgage interest of $125,000 due to a higher average mortgage balance, in the aggregate, between the periods, and to a lesser extent, as a result of an increase in loan cost amortization of $57,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $197,000, or 6.5%, primarily due to an increase in building cost depreciation as a result of the addition of three real estate properties to HRP's portfolio between the periods.

GENERAL AND ADMINISTRATIVE EXPENSES increased $374,000, or 33.8%, for the first quarter of 2000, as compared to the same period in 1999, primarily as a result of an increase of $436,000 in litigation costs (see Note 7 to the consolidated financial statements). All other costs decreased $62,000 due to lower personnel costs and state franchise taxes, partially offset by higher occupancy costs and miscellaneous legal costs.

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

As of March 31, 2000, HRP owned fifteen real estate properties located in six states containing 5,443,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position decreased $2,087,000 during the first three months of 2000 from $8,332,000 as of December 31, 1999 to $6,245,000 as of March 31, 2000. The
sources of cash during the period were $3,944,000 of cash provided by operating activities and $9,087,000 of mortgage loan proceeds. The uses of cash during the period were $7,791,000 of property acquisition costs, $4,596,000 of property development costs, $1,870,000 of property and tenant improvements, $719,000 of mortgage principal payments, and $142,000 of loan fees and expenses.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its Properties.

In addition to the commitments described below with regards to the development project at Corporate Square, HRP has estimated that its budget for the remainder of 2000 includes tenant and capital improvements of $6,500,000 and lease commissions of about $990,000.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT -

During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It is being constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex. A 20-year lease with the General Services Administration for all six floors has been executed with occupancy anticipated to take place by July 2000.

The building, tenant improvements, lease commissions and loan costs are estimated to be $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim- construction loan financing that will fund up to $13,762,000 of the costs. The amount outstanding under the interim- construction loan as of March 31, 2000 was $10,585,000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (7.69% as of March 31, 2000). HRP anticipates repaying the interim- construction loan at its maturity in August 2000 from proceeds of a $21,000,000 permanent mortgage loan.

As of March 31, 2000, HRP has incurred and capitalized $13,563,000 of the construction development costs. Additionally, HRP has paid $1,481,000, or 50%, of the lease commissions incurred in 1999; the remaining 50%, was accrued in 1999 and will be paid when the tenant takes occupancy of the space.

ACQUISITION  -

On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View Business Center) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition. The acquisition cost was approximately $7,800,000. HRP obtained financing for $5,500,000 of the purchase price with a new loan with two notes. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.17%.

                         HALLWOOD REALTY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)  -


MORTGAGES -

Substantially all of the buildings in thirteen of HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages aggregating $179,680,000 as of March 31, 2000. Except for the construction loan discussed previously, HRP has no other mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay approximately $2,300,000 of principal payments during the remainder of 2000.

INFLATION -

Inflation did not have a significant impact on HRP in 1999 and is not anticipated to have a material impact in 2000.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes to HRP's market risks during the three months ended March 31, 2000.

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

SPECIFIC AND QUANTITATIVE INFORMATION -

HRP's derivative instrument, which is matched directly against an outstanding borrowing is a "pay fixed / receive variable" interest rate swap with a highly rated counterparty in which the interest payments are calculated on a notional amount. The notional amount does not represent amounts exchanged by the parties and thus are not a measure of exposure to HRP through its use of the derivative. HRP is exposed to credit-related gains or losses in the event of non-performance by the counterparty to this financial instrument; however, HRP does not expect the counterparty to fail to meet its obligations. The interest rate swap is described as follows:

                                                                               Variable Rate as of March 31, 2000
                                                                           -------------------------------------------
                                                                                                          Fair Value of
Notional Amount        Maturity Date         Fixed Rate%                     %             Based On          Swap (a)
---------------        -------------         -----------                   -----           --------       -------------
  $ 25,000,000         April 30, 2006            6.78%                     7.21%             30 day       $   1,970,000
                                                                                             LIBOR

    (a) The estimated amount that HRP would receive upon termination of its interest rate swap agreement as of March 31, 2000 was based on a quote received from the swap counterparty.

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



                                    HALLWOOD REALTY PARTNERS, L.P.
                                    ------------------------------
                                            (Registrant)

                                    By: HALLWOOD REALTY, LLC
                                        General Partner


Date: May 11, 2000                  By: /s/  JEFFREY D. GENT
      ------------                      --------------------
                                        Jeffrey D. Gent
                                        Vice President - Finance
                                        (Principal Financial and Accounting
                                          Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule