Form 10-Q
period 2000-06-30
HALLWOOD REALTY PARTNERS L P
filed 2000-08-08
CIK 865439

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

                      FOR THE QUARTER ENDED JUNE 30, 2000

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

        NUMBER OF UNITS OUTSTANDING AT AUGUST 7, 2000: 1,589,948 UNITS.

===============================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I -- FINANCIAL INFORMATION

ITEM 1         Financial Statements (unaudited):
               Consolidated Balance Sheets as of June 30, 2000 and December
                 31, 1999..................................................    3
               Consolidated Statements of Income for the Three Months and
                 Six Months Ended June 30, 2000 and 1999...................    4
               Consolidated Statement of Partners' Capital for the Six
                 Months Ended June 30, 2000................................    5
               Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2000 and 1999..............................    6
               Notes to Consolidated Financial Statements..................    7
ITEM 2         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations, Liquidity and Capital
                 Resources.................................................   11
ITEM 3         Quantitative and Qualitative Disclosures About Market
                 Risk......................................................   15

PART II -- OTHER INFORMATION

ITEMS 1 TO 6   Other Information...........................................   16
               Signature...................................................   17

                         HALLWOOD REALTY PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Real estate:
  Land......................................................   $  60,236      $  58,378
  Buildings and improvements................................     291,532        282,013
  Tenant improvements.......................................      22,722         17,924
                                                               ---------      ---------
                                                                 374,490        358,315
  Accumulated depreciation and amortization.................    (168,345)      (165,501)
                                                               ---------      ---------
          Real estate, net..................................     206,145        192,814
Cash and cash equivalents...................................       6,333          8,332
Accounts receivable.........................................       2,129          2,287
Lease commissions, net......................................      11,014         10,653
Loan reserves and escrows...................................       4,622          7,073
Loan costs, net.............................................       3,411          3,607
Prepaid expenses and other assets...........................       4,882          5,620
                                                               ---------      ---------
          Total assets......................................   $ 238,536      $ 230,386
                                                               =========      =========

                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable.........................................   $ 183,253      $ 171,312
  Accounts payable and accrued expenses.....................       4,843          6,013
  Prepaid rent and security deposits........................       3,343          2,578
  Payable to affiliates, net................................         325          1,787
                                                               ---------      ---------
          Total liabilities.................................     191,764        181,690
                                                               ---------      ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
  Limited partners -- 1,589,948 and 1,672,556 units
     outstanding, respectively..............................      46,304         48,209
  General partner...........................................         468            487
                                                               ---------      ---------
          Total partners' capital...........................      46,772         48,696
                                                               ---------      ---------
          Total liabilities and partners' capital...........   $ 238,536      $ 230,386
                                                               =========      =========

                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
REVENUES:
  Property operations..................................  $16,005    $14,030    $31,982   $28,368
  Interest.............................................      198        222        390       443
                                                         -------    -------    -------   -------
          Total revenues...............................   16,203     14,252     32,372    28,811
                                                         -------    -------    -------   -------
EXPENSES:
  Property operations..................................    6,046      5,568     12,503    11,404
  Interest.............................................    3,615      3,387      7,176     6,766
  Depreciation and amortization........................    3,175      2,955      6,397     5,980
  General and administrative...........................    1,542        730      2,405     1,655
  Litigation costs.....................................    1,292        430      1,908       610
                                                         -------    -------    -------   -------
          Total expenses...............................   15,670     13,070     30,389    26,415
                                                         -------    -------    -------   -------
NET INCOME.............................................  $   533    $ 1,182    $ 1,983   $ 2,396
                                                         =======    =======    =======   =======
ALLOCATION OF NET INCOME:
  Limited partners.....................................  $   527    $ 1,170    $ 1,963   $ 2,372
  General partner......................................        6         12         20        24
                                                         -------    -------    -------   -------
          Total........................................  $   533    $ 1,182    $ 1,983   $ 2,396
                                                         =======    =======    =======   =======
NET INCOME PER UNIT AND POTENTIAL UNIT:
  Basic................................................  $   .32    $   .70    $  1.19   $  1.42
                                                         =======    =======    =======   =======
  Assuming dilution....................................  $   .31    $   .67    $  1.15   $  1.36
                                                         =======    =======    =======   =======
WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME PER
  UNIT AND POTENTIAL UNIT:
  Basic................................................    1,627      1,673      1,650     1,673
                                                         =======    =======    =======   =======
  Assuming dilution....................................    1,682      1,740      1,709     1,740
                                                         =======    =======    =======   =======

                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                  (UNAUDITED)

                                                                                         LIMITED
                                                                                       PARTNERSHIP
                                                        GENERAL   LIMITED                 UNITS
                                                        PARTNER   PARTNERS    TOTAL    OUTSTANDING
                                                        -------   --------   -------   -----------
PARTNERS' CAPITAL, JANUARY 1, 2000....................   $487     $48,209    $48,696    1,672,556
Exercise and issuance of unit options.................      8         806        814       17,200
Purchase of units.....................................    (47)     (4,674)    (4,721)     (99,808)
Net income............................................     20       1,963      1,983           --
                                                         ----     -------    -------    ---------
PARTNERS' CAPITAL, JUNE 30, 2000......................   $468     $46,304    $46,772    1,589,948
                                                         ====     =======    =======    =========

                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
OPERATING ACTIVITIES:
  Net income................................................  $  1,983   $ 2,396
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     6,397     5,980
     Non-qualified unit option compensation.................       601        --
     Effective rent adjustments.............................      (476)     (460)
  Changes in assets and liabilities:
     Receivables............................................       158      (251)
     Lease commission payments..............................    (3,063)   (3,182)
     Prepaid expenses, loan reserves and other assets.......     4,020       733
     Accounts payable and other liabilities.................       932      (553)
                                                              --------   -------
          Net cash provided by operating activities.........    10,552     4,663
                                                              --------   -------
INVESTING ACTIVITIES:
  Property and tenant improvements..........................    (4,320)   (2,151)
  Property development cost.................................    (7,714)       --
  Property acquisition......................................    (7,791)       --
                                                              --------   -------
          Net cash used in investing activities.............   (19,825)   (2,151)
                                                              --------   -------
FINANCING ACTIVITIES:
  Mortgage principal proceeds...............................    13,385        --
  Purchase of units.........................................    (4,721)       --
  Exercise and issuance of unit options.....................       213        --
  Mortgage principal payments...............................    (1,444)   (1,201)
  Loan fees and expenses....................................      (159)      (36)
                                                              --------   -------
          Net cash provided by (used in) financing
           activities.......................................     7,274    (1,237)
                                                              --------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (1,999)    1,275
BEGINNING CASH AND CASH EQUIVALENTS.........................     8,332    14,497
                                                              --------   -------
ENDING CASH AND CASH EQUIVALENTS............................  $  6,333   $15,772
                                                              ========   =======

                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

1  ORGANIZATION AND ACCOUNTING POLICIES

     Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of June 30, 2000, there were 1,589,948 units outstanding.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications have been made to prior periods to conform to the classifications used in the current periods. The reclassifications had no effect on the previously reported net income.

     HRP has reviewed Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and does not believe its adoption will have a significant impact on its financial position and results of operations.

2  TRANSACTIONS WITH RELATED PARTIES

     Realty and HCRE are compensated for services provided to HRP and its real estate properties and are set forth in the following table for the periods presented (in thousands):

                                                         THREE MONTHS      SIX MONTHS
                                                             ENDED            ENDED
                                           ENTITY PAID     JUNE 30,         JUNE 30,
                                               OR        -------------   ---------------
                                           REIMBURSED    2000    1999     2000     1999
                                           -----------   ----   ------   ------   ------
Asset management fee.....................  Realty        $140   $  126   $  280   $  249
Acquisition fee..........................  Realty          --       --       74       --
Reimbursement of costs(a)................  Realty         684      588    1,296    1,306
Property management fee..................  HCRE           458      405      921      815
Lease commissions........................  HCRE           589    2,418      999    2,834
Construction fees........................  HCRE           266       98      556      193


---------------

(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

                         HALLWOOD REALTY PARTNERS, L.P.

3  STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information --

          Cash interest payments were $6,816,000 (net of capitalized interest of $373,000) and $6,511,000 in the six months ended June 30, 2000 and 1999, respectively.

     Supplemental disclosure of noncash investing and financing activities --

          The Partnership had a construction payable for property development cost at Corporate Square of $1,322,000 as of June 30, 2000 and $2,641,000 as of December 31, 1999.

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

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2000    1999    2000    1999
                                                         -----   -----   -----   -----
Weighted average units outstanding -- basic............  1,627   1,673   1,650   1,673
Weighted average units issued from options.............     77      86      81      86
Repurchase of units from unit option proceeds..........    (22)    (19)    (22)    (19)
                                                         -----   -----   -----   -----
Weighted average units outstanding -- assuming.........  1,682   1,740   1,709   1,740
                                                         =====   =====   =====   =====

5  PROPERTY DEVELOPMENT

     During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It was constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex. A 20-year lease with the General Services Administration for all six floors was executed in 1999 and the tenant began taking occupancy in late June 2000, with rent beginning July 2000.

     The building, tenant improvements, lease commissions and loan costs are estimated to be approximately $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that would fund up to $13,762,000 of the costs. The amount outstanding under the interim-construction loan as of June 30, 2000 was $12,383,000, of which $5,385,000 was funded in 2000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (8.375% as of June 30, 2000). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a permanent mortgage loan of approximately $21,000,000.

     As of June 30, 2000, HRP had incurred and capitalized $15,463,000 of the construction development costs. Additionally in 1999, HRP incurred and accrued, in connection with the leasing of the entire project, $2,982,000 of lease commissions, of which half was paid in 1999 and half was paid in June 2000.

                         HALLWOOD REALTY PARTNERS, L.P.

6  MORTGAGE PAYABLE

     In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan contains two notes and has a monthly payment based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.17%.

     In May 2000, HRP closed on a new mortgage loan generating $2,500,000 of mortgage proceeds that is secured by Riverbank Plaza, which was originally acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.29%. The loan proceeds are for general working capital purposes.

7  CAPITAL TRANSACTIONS

     As part of the resignation of Brian Troup as an officer and director of Hallwood and HRP's general partner on December 21, 1999, Hallwood transferred 82,608 units of HRP that it owned to a trust controlled by Mr. Troup. On May 12, 2000, Mr. Troup exercised his unit options to purchase 17,200 HRP units at the option plan's exercise price of $11.875 per unit, which generated $601,000 of non-cash compensation. Also on May 12, 2000, HRP purchased and retired all of Mr. Troup's above-mentioned 99,808 units at $46.825 per unit (the average of the closing market prices of the units for the twenty trading days prior to the purchase). As a result of these transactions, HRP's outstanding units have decreased from 1,672,556 to 1,589,948.

8  LITIGATION

     Reference is made to Note 10 to the audited consolidated financial statements contained in Form 10-K for the year ended December 31, 1999.

     Beginning in 1997, HRP has been involved in two lawsuits that were brought by Gotham Partners, L.P. The first complaint sought access to certain books and records of HRP, a list of the limited partners and reimbursement of the plaintiff's expenses. On June 27, 1997, the parties entered into a Stipulation and Order under which HRP provided to plaintiff copies of certain of the documents requested. The second complaint alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. The claims in the second action remain outstanding and the parties are proceeding with discovery. Trial is currently scheduled for January 2001.

     HRP's management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

     On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. In late March 2000, all defendants filed motions to dismiss for failure to state a claim and failure to plead fraud with sufficient particularity. On May 3, 2000, these motions were denied in their entirety, allowing the case to proceed. One defendant also filed a motion to dismiss for lack of proper jurisdiction and venue. This motion was denied in July 2000.

     HRP is from time to time involved in various legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

                         HALLWOOD REALTY PARTNERS, L.P.

9  SUBSEQUENT EVENT

     On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which was designated as a hedge against variable interest exposure relating to a $25,000,000 mortgage loan, secured by Allfirst Building, which matures April 30, 2006. This interest rate swap agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% as of June 30, 2000). The proceeds are designated for general working capital purposes.

     Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will cap HRP's exposure to changes in interest rates at 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

  Results of Operations

     Second Quarter of 2000 Compared to the Second Quarter of 1999

     Revenue from property operations increased $1,975,000, or 14.1%, for the second quarter of 2000, compared to the 1999 second quarter. The following table illustrates the components of the change, in thousands:

Rental income, net.........................................   $1,470
Other property income......................................      505
                                                              ------
          Net increase.....................................   $1,975
                                                              ======

     Overall, net rental income increased due to higher rental rates and the addition of three real estate properties to HRP's portfolio between the comparable periods, partially offset by a decline in average occupancy between the comparable periods from 93.2% to 88.2%.

     Interest income decreased by $24,000 as a result of reduced earnings on overnight investments due to lower average cash balances available for investment between the periods.

     Property operating expenses increased $478,000, or 8.6%, for the second quarter of 2000, compared to the same period in 1999. The increase is comprised primarily of the following components:

     - Operating cost increases of $256,000 with respect to the addition of three new real estate properties between the periods.

     - Repairs and maintenance costs increased $159,000 for comparable properties between periods primarily due to increases at Executive Park, Montrose Office Center, and Raintree Industrial Park for landscaping and heating/air conditioning repairs, as well as certain roof, interior, and building repairs.

     - Management fees increased $39,000 for comparable properties between periods due to an increase in net rental income.

     - Combined, all other operating costs increased $24,000, or less than 1%, between the periods.

     Interest expense increased $228,000, or 6.7%, for the second quarter of 2000 as compared to the same period in 1999, as a result of an increase in mortgage interest of $172,000 due to a higher average mortgage balance, in the aggregate, between the periods, and to a lesser extent, as a result of an increase in loan cost amortization of $56,000.

     Depreciation and amortization expense increased $220,000, or 7.4%, primarily due to an increase in building cost depreciation as a result of the addition of three real estate properties to HRP's portfolio between the periods.

     General and administrative expenses increased $812,000, or 111.2%, for the second quarter of 2000, as compared to the same period in 1999, primarily as a result of $601,000 of non-cash compensation generated from the exercise of unit options in May 2000 (see Note 7 to the consolidated financial statements). All other costs increased $211,000 due to higher travel, miscellaneous legal and professional fees, and state franchise taxes.

     Litigation costs were $1,292,000 and $430,000 for the second quarter of 2000 and 1999, respectively, and are related to the lawsuits described in Note 8 to the consolidated financial statements.

     First Six Months of 2000 Compared to the First Six Months of 1999

     Revenue from property operations increased $3,614,000, or 12.7%, for the first six months of 2000, compared to the first six months of 1999. The following table illustrates the components of the change, in thousands:

Rental income, net.........................................   $3,163
Other property income......................................      451
                                                              ------
          Net increase.....................................   $3,614
                                                              ======

     Overall, net rental income increased due to higher rental rates and the addition of three real estate properties to HRP's portfolio between the comparable periods, partially offset by a decline in average occupancy between the comparable periods from 92.8% to 90.2%.

     Interest income decreased by $53,000 as a result of reduced earnings on overnight investments due to lower average cash balances available for investment between the periods.

     Property operating expenses increased $1,099,000, or 9.6%, for the first six months of 2000, compared to the same period in 1999. The increase is comprised primarily of the following components:

     - Operating cost increases of $506,000 with respect to the addition of three new real estate properties between the periods.

     - Professional fees increased $281,000 primarily due to costs for research and analysis of potential property development projects.

     - Repairs and maintenance costs increased $257,000 for comparable properties between periods primarily due to increases at Executive Park and Montrose Office Center for landscaping and heating/air conditioning repairs, as well as certain roof, interior, and electrical repairs.

     - Management fees increased $90,000 for comparable properties between periods due to an increase in net rental income.

     - Combined, all other operating costs decreased $35,000, or less than 1%, between the periods.

     Interest expense increased $410,000, or 6.1%, for the first six months of 2000 as compared to the same period in 1999, as a result of an increase in mortgage interest of $297,000 due to a higher average mortgage balance, in the aggregate, between the periods, and to a lesser extent, as a result of an increase in loan cost amortization of $113,000.

     Depreciation and amortization expense increased $417,000, or 7.0%, primarily due to an increase in building cost depreciation as a result of the addition of three real estate properties to HRP's portfolio between the periods.

     General and administrative expenses increased $750,000, or 45.3%, for the first six months of 2000, as compared to the same period in 1999, primarily as a result of $601,000 of non-cash compensation generated from the exercise of unit options in May 2000, (see Note 7 to the consolidated financial statements). All other costs increased $149,000 due to higher occupancy, travel, and miscellaneous legal and professional fees.

     Litigation costs were $1,908,000 and $610,000 for the first six months of 2000 and 1999, respectively, and are related to the lawsuits described in Note 8 to the consolidated financial statements.

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

     As of June 30, 2000, HRP owned fifteen real estate properties located in six states containing 5,594,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

     HRP's cash position decreased $1,999,000 during the first six months of 2000 from $8,332,000 as of December 31, 1999 to $6,333,000 as of June 30, 2000.
The sources of cash during the period were $10,552,000 of cash provided by operating activities; $13,385,000 of mortgage loan proceeds; and $213,000 from the exercise and issuance of unit options. The uses of cash during the period were $7,791,000 of property acquisition costs; $7,714,000 of property development costs; $4,320,000 of property and tenant improvements; $4,721,000 of costs to purchase units; $1,444,000 of mortgage principal payments; and $159,000 of loan fees and expenses.

     For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions will be proceeds from the sale or financing of one or more of its real estate properties.

     In addition to the commitments described below with regards to the development project at Corporate Square, HRP has estimated that its budget for the remainder of 2000 includes tenant and capital improvements of $4,600,000 and lease commissions of about $700,000.

     Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT

     During the second quarter of 1999, HRP began construction of a 6-story office building containing approximately 151,000 net rentable square feet. It was constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex. A 20-year lease with the General Services Administration for all six floors was executed in 1999 and the tenant began taking occupancy in late June 2000, with rent beginning July 2000.

     The building, tenant improvements, lease commissions and loan costs are estimated to be approximately $19,000,000 (excluding the land). In August 1999, HRP paid off the outstanding loan balance of $475,000 that was secured by the land and closed on interim-construction loan financing that would fund up to $13,762,000 of the costs. The amount outstanding under the interim-construction loan as of June 30, 2000 was $12,383,000, of which $5,385,000 was funded in 2000. The interim-construction loan calls for interest payments only with an interest rate of LIBOR plus 170 basis points (8.375% as of June 30, 2000). HRP anticipates repaying the interim-construction loan at its maturity in August 2000 from proceeds of a permanent mortgage loan of approximately $21,000,000.

     As of June 30, 2000, HRP had incurred and capitalized $15,463,000 of the construction development costs. Additionally in 1999, HRP incurred and accrued, in connection with the leasing of the entire project, $2,982,000 of lease commissions, of which half was paid in 1999 and half was paid in June 2000.

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

UNIT PURCHASE

     As part of the resignation of Brian Troup as an officer and director of Hallwood and HRP's general partner on December 21, 1999, Hallwood transferred 82,608 units of HRP that it owned to a trust controlled by Mr. Troup. On May 12, 2000, Mr. Troup exercised his unit options to purchase 17,200 HRP units at the option plan's exercise price of $11.875 per unit, which generated $601,000 of non-cash compensation. Also on May 12, 2000, HRP purchased and retired all of Mr. Troup's above-mentioned 99,808 units at $46.825 per unit (the average of the closing market prices of the units for the twenty trading days prior to the purchase). As a result of these transactions, HRP's outstanding units have decreased from 1,672,556 to 1,589,948.

MORTGAGES

     In May 2000, HRP closed on a new mortgage loan generating $2,500,000 of mortgage proceeds that is secured by Riverbank Plaza, which was originally acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, but matures in ten years, and has a fixed interest rate of 8.29%. The loan proceeds are for general working capital purposes.

     Substantially all of the buildings in thirteen of HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages aggregating $183,253,000 as of June 30, 2000. Except for the construction loan discussed previously, HRP has no other mortgage loans maturing or requiring balloon principal payments until the year 2003. Based upon loan amortizations in effect, HRP is required to pay approximately $1,549,000 of principal payments during the remainder of 2000.

     On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which was designated as a hedge against variable interest exposure relating to a $25,000,000 mortgage loan, secured by Allfirst Building, which matures April 30, 2006. This interest rate swap agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% as of June 30, 2000). The proceeds are designated for general working capital purposes. Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will cap HRP's exposure to changes in interest rates at 10%.

INFLATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to HRP's market risks during the three months ended June 30, 2000.

QUALITATIVE INFORMATION

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

SPECIFIC AND QUANTITATIVE INFORMATION

     HRP's derivative instrument, which is matched directly against an outstanding borrowing is a "pay fixed/ receive variable" interest rate swap with a highly rated counterparty in which the interest payments are calculated on a notional amount. The notional amount does not represent amounts exchanged by the parties and thus are not a measure of exposure to HRP through its use of the derivative. HRP is exposed to credit-related gains or losses in the event of non-performance by the counterparty to this financial instrument; however, HRP does not expect the counterparty to fail to meet its obligations. The interest rate swap is described as follows:

                                                              VARIABLE RATE AS OF JUNE 30, 2000
                                                             -----------------------------------
                                                                                     FAIR VALUE
NOTIONAL AMOUNT               MATURITY DATE    FIXED RATE%      %       BASED ON      OF SWAP
---------------               --------------   -----------   -------   ----------   ------------
$25,000,000.................  April 30, 2006      6.78%       7.94%     30 day       $1,597,000
                                                                         LIBOR

---------------

Note: HRP sold its interest rate swap agreement on July 27, 2000 for $1,597,000, as described in Note 9 to the consolidated financial statements.

                          PART II -- OTHER INFORMATION

ITEM
----
 1     Legal Proceedings
       Reference is made to Item 8 -- Note 10 of Form 10-K for the year ended December 31, 1999 and Note 8 of this Form
         10-Q......................................................
 2     Changes in Securities and Use of Proceeds...................   None.
 3     Defaults upon Senior Securities.............................   None.
 4     Submission of Matters to a Vote of Security Holders.........   None.
 5     Other Information...........................................   None.
 6     Exhibits and Reports on Form 8-K
       (a)  Exhibits
             27 -- Financial Data Schedule.........................   Page 18
       (b)  Reports on Form 8-K....................................   None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HALLWOOD REALTY PARTNERS, L.P.
                                            (Registrant)

                                            By: HALLWOOD REALTY, LLC
                                              General Partner

                                            By: /s/ JEFFREY D. GENT
                                              ----------------------------------
                                              Jeffrey D. Gent
                                              Vice President -- Finance
                                              (Principal Financial and
                                                Accounting Officer)

Date: August 7, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          27             -- Financial Data Schedule