Form 10-Q
period 2000-09-30
HALLWOOD REALTY PARTNERS L P
filed 2000-11-13
CIK 865439

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10643

                                   ----------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

        NUMBER OF UNITS OUTSTANDING AT NOVEMBER 9, 2000: 1,589,948 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                               Page
                                                                               ----
Item 1          Financial Statements (unaudited):

                Consolidated Balance Sheets as of September 30, 2000
                and December 31, 1999                                             3

                Consolidated Statements of Income for the Three
                Months and Nine Months Ended September 30, 2000 and 1999          4

                Consolidated Statement of Partners' Capital for the Nine
                Months ended September 30, 2000                                   5

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2000 and 1999                     6

                Notes to Consolidated Financial Statements                        7

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources       11

Item 3          Quantitative and Qualitative Disclosures About Market Risk       15


PART II - OTHER INFORMATION

Items 1 to 6    Other Information                                                16

                Signature                                                        17

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          2000           1999
                                                      -------------  ------------
                                                       (UNAUDITED)

ASSETS

Real estate:
    Land                                                $  60,236     $  58,378
    Buildings and improvements                            292,688       282,013
    Tenant improvements                                    22,796        17,924
                                                        ---------     ---------
                                                          375,720       358,315
    Accumulated depreciation and amortization            (169,960)     (165,501)
                                                        ---------     ---------
       Real estate, net                                   205,760       192,814

Cash and cash equivalents                                  14,859         8,332
Accounts receivable                                         2,984         2,287
Lease commissions, net                                     11,000        10,653
Loan reserves and escrows                                   5,701         7,073
Loan costs, net                                             3,999         3,607
Prepaid expenses and other assets                           6,662         5,620
                                                        ---------     ---------

       Total assets                                     $ 250,965     $ 230,386
                                                        =========     =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                   $ 194,491     $ 171,312
    Accounts payable and accrued expenses                   4,307         6,013
    Prepaid rent, security deposits and other               4,502         2,578
    Payable to affiliates, net                                234         1,787
                                                        ---------     ---------
       Total liabilities                                  203,534       181,690
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES

Partners' capital:
    Limited partners - 1,589,948 and 1,672,556 units
         outstanding, respectively                         46,957        48,209
    General partner                                           474           487
                                                        ---------     ---------
       Total partners' capital                             47,431        48,696
                                                        ---------     ---------

       Total liabilities and partners' capital          $ 250,965     $ 230,386
                                                        =========     =========

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                           ------------------  ------------------
                                             2000      1999      2000      1999
                                           -------   -------   -------   -------

REVENUES:
   Property operations                     $16,923   $14,899   $48,905   $43,267
   Interest                                    248       241       638       684
                                           -------   -------   -------   -------
      Total revenues                        17,171    15,140    49,543    43,951
                                           -------   -------   -------   -------

EXPENSES:
   Property operations                       6,876     6,014    19,379    17,418
   Interest                                  3,940     3,416    11,116    10,182
   Depreciation and amortization             3,361     2,985     9,758     8,965
   General and administrative                  976       786     3,381     2,441
   Litigation costs                          1,359       700     3,267     1,310
                                           -------   -------   -------   -------
      Total expenses                        16,512    13,901    46,901    40,316
                                           -------   -------   -------   -------

NET INCOME                                 $   659   $ 1,239   $ 2,642   $ 3,635
                                           =======   =======   =======   =======

ALLOCATION OF NET INCOME:
   Limited partners                        $   653   $ 1,226   $ 2,616   $ 3,598
   General partner                               6        13        26        37
                                           -------   -------   -------   -------
      Total                                $   659   $ 1,239   $ 2,642   $ 3,635
                                           =======   =======   =======   =======

NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Basic                                   $   .41   $   .73   $  1.61   $  2.15
                                           =======   =======   =======   =======

   Assuming dilution                       $   .40   $   .70   $  1.55   $  2.07
                                           =======   =======   =======   =======

WEIGHTED AVERAGE UNITS USED
IN COMPUTING NET INCOME PER
UNIT AND POTENTIAL UNIT:
   Basic                                     1,590     1,673     1,630     1,673
                                           =======   =======   =======   =======
   Assuming dilution                         1,637     1,740     1,685     1,740
                                           =======   =======   =======   =======

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                                    Limited
                                                                                  Partnership
                                          General       Limited                       Units
                                          Partner      Partners        Total      Outstanding
                                        ----------    ----------    ----------    -----------

PARTNERS' CAPITAL, JANUARY 1, 2000      $      487    $   48,209    $   48,696     1,672,556

Exercise and issuance of unit options            8           806           814        17,200

Purchase of units                              (47)       (4,674)       (4,721)      (99,808)

Net income                                      26         2,616         2,642            --
                                        ----------    ----------    ----------    ----------

PARTNERS' CAPITAL, SEPTEMBER 30, 2000   $      474    $   46,957    $   47,431     1,589,948
                                        ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                            2000        1999
                                                         ---------   ---------

OPERATING ACTIVITIES:
   Net income                                            $  2,642    $  3,635
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                         9,758       8,965
      Non-qualified unit option compensation                  601          --
      Effective rent adjustments                             (602)       (543)
   Changes in assets and liabilities:
      Receivables                                            (697)       (501)
      Lease commission payments                            (3,706)     (3,148)
      Prepaid expenses, loan reserves and other assets      1,458        (117)
      Accounts payable and other liabilities                2,784      (1,378)
                                                         --------    --------
         Net cash provided by operating activities         12,238       6,913
                                                         --------    --------

INVESTING ACTIVITIES:
   Property and tenant improvements                        (6,942)     (3,633)
   Property development cost                               (8,731)     (2,781)
   Property acquisition                                    (7,791)     (2,352)
                                                         --------    --------
         Net cash used in investing activities            (23,464)     (8,766)
                                                         --------    --------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                             38,123       3,862
   Mortgage principal refinanced                          (12,621)         --
   Mortgage principal payments                             (2,323)     (2,241)
   Purchase of units                                       (4,721)         --
   Exercise and issuance of unit options                      213          --
   Loan fees and expenses                                    (918)       (221)
                                                         --------    --------
         Net cash provided by financing activities         17,753       1,400
                                                         --------    --------

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                   6,527        (453)
BEGINNING CASH AND CASH EQUIVALENTS                         8,332      14,497
                                                         --------    --------
ENDING CASH AND CASH EQUIVALENTS                         $ 14,859    $ 14,044
                                                         ========    ========

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of September 30, 2000, there were 1,589,948 units outstanding.

    Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its real estate properties. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services for HRP's real estate properties.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications have been made to prior periods' amounts to conform to the classifications used in the current periods. The reclassifications had no effect on the previously reported net income.

    HRP has reviewed Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and does not believe its adoption will have a significant impact on its financial position and results of operations.

2   TRANSACTIONS WITH RELATED PARTIES

    Realty and HCRE are compensated for services provided to HRP and its real estate properties, as set forth in the following table for the periods presented (in thousands):

                                              THREE MONTHS      NINE MONTHS
                                                  ENDED            ENDED
                                  ENTITY      SEPTEMBER 30,    SEPTEMBER 30,
                                 PAID OR     ---------------  ---------------
                                REIMBURSED    2000     1999    2000     1999
                                ----------   ------   ------  ------   ------

    Asset management fee          Realty     $  149   $  130  $  429   $  379
    Acquisition fee               Realty         --       --      74       --
    Reimbursement of costs (a)    Realty        610      571   1,906    1,877
    Property management fee       HCRE          487      433   1,408    1,248
    Lease commissions             HCRE          426    1,050   1,425    3,884
    Construction fees             HCRE          121      285     677      478

(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


3   STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information -

         Cash interest payments were $10,408,000 (net of capitalized interest of $522,000) and $9,763,000 in the nine months ended September 30, 2000 and 1999, respectively.

    Supplemental disclosure of noncash investing and financing activities -

         The Partnership had a construction payable for property development cost at Corporate Square of $2,641,000 as of December 31, 1999.

4   COMPUTATION OF NET INCOME PER UNIT

    Basic net income per unit is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units outstanding. Net income per unit assuming dilution is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding:

                                                               Three Months Ended   Nine Months Ended
                                                                  September 30,       September 30,
                                                               ------------------   -----------------
                                                                2000        1999     2000       1999
                                                               ------      ------   ------     ------
Weighted average units outstanding - basic                      1,590       1,673    1,630      1,673
Weighted average units issued from options                         69          86       77         86
Repurchase of units from unit option proceeds                     (22)        (19)     (22)       (19)
                                                               ------      ------   ------     ------
Weighted average units outstanding - assuming dilution          1,637       1,740    1,685      1,740
                                                               ======      ======   ======     ======

5   PROPERTY DEVELOPMENT

    During the second quarter of 2000, HRP completed new construction of a 6-story office building containing approximately 151,000 net rentable square feet that was commenced in the second quarter of 1999. It was constructed on
    6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for all six floors was executed in 1999 and the tenant began paying rent August 2000.

    As of September 30, 2000, the building construction, tenant improvements, lease commissions and loan costs totaled approximately $18,700,000 (excluding the original land cost). HRP incurred and accrued in 1999, in connection with the leasing of the entire project, $2,982,000 of lease commissions, of which half was paid in 1999 and half was paid in June 2000.

    An interim-construction loan was secured in August 1999 that funded $12,621,000 of the costs ($6,998,000 in 1999 and $5,623,000 in 2000). On
    August 31, 2000, HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


6   MORTGAGES PAYABLE

    In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan contains two notes and has a monthly payment based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

    In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds and is secured by Riverbank Plaza, which was acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

    On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which was designated as a hedge against variable interest exposure relating to a $25,000,000 mortgage loan, secured by Allfirst Building, which matures April 30, 2006. This interest rate swap agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan into interest expense. As of September 30, 2000 the unamortized balance, included on the balance sheet in prepaid rent, security deposits and other, was $1,551,000.

    Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will cap HRP's exposure to changes in interest rates at 10%. As of September 30, 2000, Allfirst Building's interest rate was 7.93%.

    On August 4, 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by a future advance mortgage on Joy Road Distribution Center in Detroit, Michigan. The principal payments amortize the loan over 24 months. The loan matures July 31, 2002 and has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% (9.65% as of September 30, 2000). The balance as of September 30, 2000 was $2,875,000. The loan proceeds were for general working capital purposes.

    Also on August 4, 2000, HRP closed on a $2,000,000 revolving line of credit. The line of credit matures July 31, 2001, has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%, and requires monthly interest payments but no principal amortization. As of September 30, 2000, HRP had not borrowed against this facility.

    On August 31, 2000, HRP secured permanent financing for the completed development project at Corporate Square - see Note 5 for further information.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


8   LITIGATION

    Reference is made to Note 10 to the audited consolidated financial statements contained in Form 10-K for the year ended December 31, 1999.

    Beginning in 1997, HRP has been involved in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery. The first suit sought access to certain books and records of HRP and was subsequently settled. The second action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them. The action will now proceed to trial, which is currently scheduled for January 2001. HRP's management believes that the claims are without merit and intend to defend against the claims vigorously, but cannot predict the outcome of the claims or any possible effect an adverse outcome might have.

    On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. HRP seeks various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. In late March 2000, all defendants filed motions to dismiss for failure to state a claim and failure to plead fraud with sufficient particularity. On May 3, 2000, these motions were denied in their entirety, allowing the case to proceed. Defendant Private Management Group, Inc. also filed a motion to dismiss for lack of proper jurisdiction, or in the alternative, to transfer. This motion was denied on July 10, 2000. On October 6, 2000, HRP filed a motion for leave to file an amended complaint (a) to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc., as discovery has revealed that each of the proposed additional defendants is an actual or beneficial owner of HRP Units, (b) to remove EFO Realty, Inc. as a defendant, and (c) to make certain minor corrections and clarifications to HRP's original allegations, all consistent with discovery to date. No party opposed the motion. Discovery has been proceeding and is set to be completed by December 8, 2000.

    HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

                         HALLWOOD REALTY PARTNERS, L.P.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

THIRD QUARTER OF 2000 COMPARED TO THE THIRD QUARTER OF 1999

REVENUE FROM PROPERTY OPERATIONS increased $2,024,000, or 13.6%, for the third quarter of 2000, compared to the 1999 third quarter. The following table illustrates the components of the change, in thousands:

     Rental income, net                             $ 1,879
     Other property income                              145
                                                    -------
        Net increase                                $ 2,024
                                                    =======

Overall, net rental income increased due to higher rental rates and the addition of three real estate properties to HRP's portfolio since August 1999 and the addition of one development property, partially offset by a decline in average occupancy between the comparable periods from 93.4% to 88.5%.

INTEREST INCOME increased by $7,000 as a result of increased earnings on overnight investments due to slightly higher interest rates between the periods.

PROPERTY OPERATING EXPENSES increased $862,000, or 14.3%, for the third quarter of 2000, compared to the same period in 1999. The increase is comprised primarily of the following components:

      o Operating cost increases of $550,000 with respect to the addition of three real estate properties since August 1999 and the addition of one development property.

      o  Group health insurance premiums increased $86,000.

      o Repair and maintenance costs increased $80,000 for comparable properties between periods primarily due to heating/air conditioning system repairs, as well as certain building repairs.

      o Professional fees increased $23,000 primarily due to costs for research and analysis of potential property development projects.

      o Management fees increased $21,000 for comparable properties between periods due to an increase in net rental income.

      o Combined, all other operating costs increased $102,000, or less than 2%, between the periods.

INTEREST EXPENSE increased $524,000, or 15.3%, for the third quarter of 2000 as compared to the same period in 1999, as as a result of an increase in mortgage interest of $466,000 (due to a higher average mortgage balance, in the aggregate, between the periods) and, due to a lesser extent, an increase in loan cost amortization of $58,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $376,000, or 12.6%, primarily due to an increase in building cost depreciation as a result of the addition of three real estate properties to HRP's portfolio since August 1999 and the addition of one development property.

GENERAL AND ADMINISTRATIVE EXPENSES increased $190,000, or 24.2%, for the third quarter of 2000, as compared to the same period in 1999, primarily due to higher professional fees incurred with proposed acquisitions, travel, and miscellaneous legal fees.

LITIGATION COSTS were $1,359,000 and $700,000 for the third quarter of 2000 and 1999, respectively, and are related to the lawsuits described in Note 8 to the consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST NINE MONTHS OF 2000 COMPARED TO THE FIRST NINE MONTHS OF 1999

REVENUE FROM PROPERTY OPERATIONS increased $5,638,000, or 13.0%, for the first nine months of 2000, compared to the first nine months of 1999. The following table illustrates the components of the change, in thousands:

     Rental income, net                               $ 5,042
     Other property income                                596
                                                      -------
        Net increase                                  $ 5,638
                                                      =======

Overall, net rental income increased due to higher rental rates and the addition of three real estate properties to HRP's portfolio since August 1999 and the addition of one development property, partially offset by a decline in average occupancy between the comparable periods from 92.7% to 89.6%.

INTEREST INCOME decreased by $46,000 as a result of reduced earnings on overnight investments primarily due to lower average cash balances available for investment between the periods, partially offset by slightly higher interest rates.

PROPERTY OPERATING EXPENSES increased $1,961,000, or 11.3%, for the first nine months of 2000, compared to the same period in 1999. The increase is comprised primarily of the following components:

      o Operating cost increases of $1,065,000 with respect to the addition of three real estate properties since August 1999 and the addition of one development property.

      o Professional fees increased $301,000 primarily due to costs for research and analysis of potential property development projects.

      o Repair and maintenance costs increased $337,000 for comparable properties between periods primarily due to heating/air conditioning system repairs, as well as landscaping and certain interior and building repairs.

      o Management fees increased $111,000 for comparable properties between periods due to an increase in net rental income.

      o Combined, all other operating costs increased $147,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $934,000, or 9.2%, for the first nine months of 2000 as compared to the same period in 1999, as a result of an increase in mortgage interest of $763,000 (due to a higher average mortgage balance, in the aggregate, between the periods) and, due to a lesser extent, an increase in loan cost amortization of $171,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $793,000, or 8.8%, primarily due to an increase in building cost depreciation as a result of the addition of three real estate properties to HRP's portfolio since August 1999 and the addition of one development property.

GENERAL AND ADMINISTRATIVE EXPENSES increased $940,000, or 38.5%, for the first nine months of 2000, as compared to the same period in 1999, primarily as a result of $601,000 of non-cash compensation generated from the exercise of unit options in May 2000, (see Note 7 to the consolidated financial statements). All other costs increased $339,000 due to higher professional fees incurred with proposed acquisitions, travel, and miscellaneous legal fees.

LITIGATION COSTS were $3,267,000 and $1,310,000 for the first nine months of 2000 and 1999, respectively, and are related to the lawsuits described in Note 8 to the consolidated financial statements.

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

As of September 30, 2000, HRP owned fifteen real estate properties located in six states containing 5,595,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position has increased $6,527,000 from $8,332,000 as of December 31, 1999 to $14,859,000 as of September 30, 2000. The sources of cash during the nine month period were $12,238,000 of cash provided by operating activities; $38,123,000 of mortgage loan proceeds; and $213,000 from the exercise and issuance of unit options. The uses of cash during the period were $12,621,000 of mortgage principal repayments from mortgage proceeds; $7,791,000 of property acquisition costs; $8,731,000 of property development costs; $6,942,000 of property and tenant improvements; $4,721,000 of costs to purchase units; $2,323,000 of scheduled mortgage principal payments; and $918,000 of loan fees and expenses.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its real estate properties.

HRP has estimated commitments for tenant and capital improvements of approximately $4,700,000 for projects either in progress or for projects budgeted over the next six months. Additionally, HRP estimates that it will spend about $800,000 for the remainder of 2000 on lease commissions.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

MORTGAGES -

In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds and is secured by Riverbank Plaza, which was acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which was designated as a hedge against variable interest exposure relating to a $25,000,000 mortgage loan, secured by Allfirst Building, which matures April 30, 2006. This interest rate swap agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan into interest expense. As of September 30, 2000 the unamortized balance, included on the balance sheet in prepaid rent, security deposits and other, was $1,551,000.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will cap HRP's exposure to changes in interest rates at 10%. As of September 30, 2000, Allfirst Building's interest rate was 7.93%.

                         HALLWOOD REALTY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -

MORTGAGES  (CONTINUED) -

On August 4, 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by a future advance mortgage on Joy Road Distribution Center in Detroit, Michigan. The principal payments amortize the loan over 24 months. The loan matures July 31, 2002 and has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% (9.65% as of September 30, 2000). The balance as of September 30, 2000 was $2,875,000. The loan proceeds were for general working capital purposes.

Also on August 4, 2000, HRP closed on a $2,000,000 revolving line of credit. The line of credit matures July 31, 2001, has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%, and requires monthly interest payments but no principal amortization. As of September 30, 2000, HRP had not borrowed against this facility.

Substantially all of the buildings in HRP's real estate properties were encumbered by and pledged as collateral under non- recourse mortgages aggregating $194,491,000 as of September 30, 2000. HRP has no mortgage loans maturing or requiring balloon principal payments until 2003. Based upon loan amortizations in effect, HRP is required to pay approximately $1,171,000 of principal payments during the remainder of 2000.

PROPERTY DEVELOPMENT -

During the second quarter of 2000, HRP completed new construction of a 6-story office building containing approximately 151,000 net rentable square feet that was commenced in the second quarter of 1999. It was constructed on 6.1 acres of land that was acquired in May 1997 within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for all six floors was executed in 1999 and the tenant began paying rent August 2000.

As of September 30, 2000, the building construction, tenant improvements, lease commissions and loan costs totaled approximately $18,700,000 (excluding the original land cost). HRP incurred and accrued in 1999, in connection with the leasing of the entire project, $2,982,000 of lease commissions, of which half was paid in 1999 and half was paid in June 2000.

An interim-construction loan was secured in August 1999 that funded $12,621,000 of the costs ($6,998,000 in 1999 and $5,623,000 in 2000). On August 31, 2000,
HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

ACQUISITION -

On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View Business Center) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The property was 95% occupied at the date of acquisition. The acquisition cost was approximately $7,800,000. HRP obtained financing for $5,500,000 of the purchase price with a new loan with two notes. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

UNIT PURCHASE -

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

                         HALLWOOD REALTY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -

INFLATION -

Inflation did not have a significant impact on HRP in 1999 and for the nine months ended September 30, 2000. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2000.

FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into an interest rate swap agreement to reduce its exposure to changes in interest rates, which was designated as a hedge against variable interest exposure relating to a $25,000,000 mortgage loan, secured by Allfirst Building, which matures April 30, 2006. This interest rate swap agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds were designated for general working capital purposes.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will cap HRP's exposure to changes in interest rates at 10%. As of September 30, 2000, Allfirst Building's interest rate was 7.93%.

                         HALLWOOD REALTY PARTNERS, L.P.


                           PART II - OTHER INFORMATION

         Item

         1        Legal Proceedings

                  Reference is made to Item 8 - Note 10 of Form 10-K for the year ended December 31, 1999 and Note 8 of this Form 10-Q.

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

                      27 - Financial Data Schedule                      Page 18

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


                                HALLWOOD REALTY PARTNERS, L.P.
                                ------------------------------
                                         (Registrant)

                                By: HALLWOOD REALTY, LLC
                                    General Partner


Date: November 9, 2000          By: /s/ JEFFREY D. GENT
      ----------------              --------------------
                                    Jeffrey D. Gent
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

27                Financial Data Schedule