Form 10-K
period 2000-12-31
HALLWOOD REALTY PARTNERS L P
filed 2001-03-23
CIK 865439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

 MARK ONE
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD  -  FROM                TO
                                         --------------    --------------

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                    Name of each exchange on
                         Title of each class                                             which registered
                         -------------------                                        -----------------------
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
           ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No  X
                                        ---      ---
The aggregate market value of units held by nonaffiliates of the registrant as of March 14, 2001 was $83,751,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 14, 2001: 1,589,948 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                                TABLE OF CONTENTS

                                                                                           Page
          PART I

              Item 1.     Business                                                            3

              Item 2.     Properties                                                          4

              Item 3.     Legal Proceedings                                                   6

              Item 4.     Submission of Matters to a Vote of
                          Security Holders                                                    6


           PART II

              Item 5.     Market for Registrant's units and Related
                          Security Holder Matters                                             7

              Item 6.     Selected Financial Data                                             8

              Item 7.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                       9

              Item 7a.    Quantitative and Qualitative Disclosures about Market Risk         13

              Item 8.     Financial Statements and Supplemental Information                  14

              Item 9.     Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosures                               34


           PART III

              Item 10.    Directors and Executive Officers of the
                          Registrant                                                         35

              Item 11.    Executive Compensation                                             36

              Item 12.    Security Ownership of Certain Beneficial Owners
                          and Management                                                     38

              Item 13.    Certain Relationships and Related Transactions                     38


           PART IV

              Item 14.    Exhibits, Financial Statement Schedule and
                          Reports on Form 8-K.                                               39


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

As of December 31, 2000, HRP owned fifteen real estate properties (the "Properties") located in six states (see Item 2 - Properties) containing 5,576,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly- owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.


OCCUPANCY/MAJOR TENANT INFORMATION

In the aggregate, the Properties were approximately 90% occupied as of December 31, 2000. Set forth below are the percentages of square feet represented by scheduled lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                  2001                   24%
                  2002                   17%
                  2003                   17%
                  2004                   10%
                  2005                   10%
                  Thereafter             22%


During 2000 and 1999, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 13% of revenues in 2000 and 1999, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 12% and 10% of revenues in 2000 and 1999, respectively.

As of December 31, 2000, Ford occupied 200,000 square feet of office space under 8 leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under 7 leases at Fairlane Commerce Park. These leases expire between 2001 and 2005 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2000, GSA occupied 269,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2003 and 2020.

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


ITEM 2.   PROPERTIES

As of December 31, 2000, HRP owned fifteen properties in six states with 5,576,000 net rentable square feet.

NAME AND LOCATION                  GENERAL DESCRIPTION OF THE PROPERTY
-----------------                  -----------------------------------


Airport Plaza                      Fee simple interest in a 3-story office
San Diego, California              building constructed in 1982 containing
                                   48,853 net rentable square feet of space located on 2 acres of land. The property was 77% occupied at December 31, 2000.


Allfirst Building                  Fee simple interest in a 22-story office
Baltimore, Maryland                building constructed in 1972 containing
                                   345,172 net rentable square feet of office space on 0.6 acres of land. At December 31, 2000, the property was 97% occupied.


Bellevue Corporate Plaza           Fee simple interest in a 10-story office
Bellevue, Washington               building constructed in 1980 containing
                                   242,939 net rentable square feet of space located on 3.6 acres of land. The property was 97% occupied at December 31, 2000.


Bradshaw Business Parks            Fee simple interest in 21 single-story
Sacramento and                     buildings located at four separate sites
Rancho Cordova, California         containing an aggregate of 452,838 net
                                   rentable square feet of office/warehouse space on 31 acres of land and constructed between 1973 and 1981. At December 31, 2000, the property was 93% occupied.


Corporate Square                   Fee simple interest in a 10-building office
Atlanta, Georgia                   complex ranging from one to seven stories,
                                   constructed between 1968 and 2000,
                                   containing an aggregate of 591,985 net
                                   rentable square feet of space located on 32 acres of land. The property was 98% occupied at December 31, 2000.

NAME AND LOCATION                   GENERAL DESCRIPTION OF THE PROPERTY
-----------------                   -----------------------------------

Executive Park                      Fee simple interest in 25 office buildings
Atlanta, Georgia                    ranging from one to six stories, constructed
                                    between 1965 and 1972, containing a total of 892,515 net rentable square feet of space located on 70 acres of land. The property was 92% occupied at December 31, 2000. In addition, in 2001, HRP began constructing
                                    (on existing land and after demolishing an existing 1-story 18,000 square foot building) a 5-story building which will contain 122,000 net rentable square feet.


Fairlane Commerce Park              Fee simple interest in a portion of an
Dearborn, Michigan                  office/industrial park consisting of 12
                                    single-story buildings constructed between
                                    1974 and 1990. The property consists of
                                    417,922 net rentable square feet of space on 35 acres of land. The property was 96% occupied at December 31, 2000.


Fountain View Business Center       Fee simple interest in three 3-story office
San Diego, California               buildings constructed in 1980 containing
                                    89,432 net rentable square feet of space located on 4.3 acres of land. As of December
                                    31, 2000, the property was 97% occupied.


Gulley Road Industrial Park         Fee simple interest in a 5-building
Dearborn, Michigan                  industrial park constructed between 1991 and
                                    1993 containing 154,360 net rentable square feet on 11 acres of land. The property was 98% occupied at December 31, 2000.


Joy Road Distribution Center        Fee simple interest in a 442,201 square foot
Detroit, Michigan                   warehouse situated on 21 acres and
                                    originally constructed in the early 1940's.
                                    The property was 28% occupied at December
                                    31, 2000.


Montrose Office Center              Fee simple interest in a 10-story office
Rockville, Maryland                 building constructed in 1980 containing
                                    147,658 net rentable square feet of space on 3 acres of land. The property was 97% occupied at December 31, 2000.


Parklane Towers                     Fee simple interest in twin 15-story office
Dearborn, Michigan                  buildings constructed in 1973 containing
                                    482,350 net rentable square feet of space on
                                    31.8 acres of land. The property was 99% occupied at December 31, 2000.


Raintree Industrial Park            Fee simple interest in an office/industrial
Solon, Ohio                         complex constructed between 1971 and 1978
                                    containing 794,953 net rentable square feet of space in 14 buildings on 49 acres of land. The property was 89% occupied at December 31, 2000.


Riverbank Plaza                     Fee simple interest in two 3-story office
San Diego, California               buildings constructed in 1978 containing
                                    40,222 net rentable square feet of space located on 1.6 acres of land. As of December
                                    31, 2000, the property was 100% occupied.



Seattle Business Parks              Fee simple interest in office/industrial
Kent and Tukwila, Washington        parks located at two separate sites. The
                                    buildings were completed between 1972 and 1993 and contain an aggregate of 432,313 net rentable square feet of space in 18 buildings on 27 acres of land. At December
                                    31, 2000, the property was 98% occupied.


For information regarding encumbrances to which the properties are subject and the status of related mortgage loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 and Note 6 to the Consolidated Financial Statements and Schedule III in Item 8.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000 and $123,000 for 2001 and 2002, respectively, of which HRP's portion is approximately $179,000 and $74,000 for 2001 and 2002, respectively.


ITEM 3.  LEGAL PROCEEDINGS

Beginning in 1997, HRP has been a defendant in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery.

The first suit was filed on February 27, 1997 in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), and it sought access to certain books and records of HRP and was subsequently settled, allowing certain access.

The second action was filed on June 20, 1997 in a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim;
(iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. The Court requested post-trial briefings, which should be completed by mid- April 2001. Given the nature of the plaintiff's claims and the usual uncertainties in litigation, we are not able to predict the outcome of the litigation or whether any of the claims or defenses will ultimately be successful.

On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al. (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP was seeking various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court ordered the complaint dismissed. HRP is in the process of determining whether to proceed with an appeal and no final decision as to such plans has been made.

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2000.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS


The Partnership's units are traded on the American Stock Exchange under the symbol "HRY". As of March 14, 2001, there were approximately 28,000 unitholders owning the 1,589,948 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:


                          Trading Ranges
                         -----------------
                         High          Low
                         ----          ---
1999 -
    1st Quarter         $59.00     $51.00
    2nd Quarter          61.50      47.75
    3rd Quarter          61.25      52.00
    4th Quarter          54.50      50.00

2000 -
    1st Quarter         $50.75     $41.88
    2nd Quarter          48.00      34.25
    3rd Quarter          46.50      33.25
    4th Quarter          46.25      40.00

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


                                                                             Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                          2000           1999          1998          1997         1996
                                                       ---------      ---------     ---------     ---------     ---------
                                                                      (in thousands except per unit amounts)

STATEMENTS OF OPERATIONS:

Total revenues                                         $  67,292      $  59,645     $  56,680     $  53,899     $  49,612
Income (loss) before extraordinary item                       90          4,062         6,246         2,357        (9,428)
Net income (loss)                                           (299)         4,062        11,593         2,357        (9,428)

Income (loss) per unit and equivalent unit :
   Basic -
      Income (loss) before extraordinary item               0.06           2.40          3.70          1.40         (5.50)
      Net income (loss)                                    (0.18)          2.40          6.86          1.40         (5.50)

   Assuming dilution -
      Income (loss) before extraordinary item               0.05           2.31          3.55          1.35         (5.50)
      Net income (loss) per unit                           (0.18)          2.31          6.59          1.35         (5.50)


BALANCE SHEETS:

Real estate, net(a)                                    $ 206,392      $ 192,814     $ 175,779     $ 179,028     $ 182,877
Total assets                                             254,504        230,386       214,023       207,134       210,214
Mortgages payable                                        200,096        171,312       162,078       157,911       160,732
Partners' capital(b)                                      44,490         48,696        44,634        33,041        30,684


Notes to Selected Financial Data:

     (a) During 1999 and 2000 through acquisition and construction activity, HRP increased its real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

     (b) Partners' capital is allocated 99% to the limited partners and 1% to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:

2000 VERSUS 1999 -

REVENUE FROM PROPERTY OPERATIONS in 2000 increased $7,587,000, or 12.9%, compared to 1999. The following table illustrates the components of the change:


Rental income, net             $6,638,000
Other property income             949,000
                               ----------
   Net increase                $7,587,000
                               ==========


Net rental income increased as the result of overall higher rental rates, the August 1999 to January 2000 acquisitions of Riverbank Plaza, Gulley Road Industrial Park, and Fountain View Business Center, and the completion of a new building at Corporate Square in mid-2000 (collectively these four properties are referred as "New Properties). These increases to rental income were partially offset by a decline in average occupancy, in the aggregate, between years from 93.1% to 89.4%. The decrease in average occupancy was primarily due to Joy Road Distribution Center's drop from 98% occupancy at year-end 1999 to 28% occupancy at year-end 2000. As of December 31, 2000, HRP had leases executed and in place for approximately 90% of the portfolio's net rentable square feet. Other property income increased primarily due to increases in tenant expense recoveries.

INTEREST INCOME increased $60,000 as a result of additional earnings on overnight investments due to slightly higher interest rates, partially offset by lower average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 2000 increased $2,612,000, or 10.9%, compared to 1999. The increase is comprised primarily of the following components:

     o Operating costs with respect to the New Properties contributed $1,362,000 towards the overall increase.

     o Professional fees increased primarily due to $539,000 of costs for research and analysis of potential property development projects.

     o Combined, all other operating costs increased $711,000, or about 3%, between the years.

INTEREST EXPENSE for 2000 increased $1,742,000, or 12.7%, compared to 1999 as a result of an increase in mortgage interest of $1,442,000 (including $1,453,000 for the New Properties) due to a higher average mortgage balance, in the aggregate and, due to a lesser extent, an increase in loan cost amortization and other interest of $300,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2,478,000, or 20.7%, due to $1,137,000 of depreciation for the New Properties and increases of $584,000 of depreciation and $757,000 of lease commission amortization for comparable properties.

GENERAL AND ADMINISTRATIVE EXPENSES for 2000 increased $1,229,000, or 32.2%, compared to 1999, as a result of $601,000 of non-cash compensation generated from the exercise of unit options in May 2000, (see Note 8 to the consolidated financial statements), $414,000 of higher professional fees incurred with proposed acquisitions, and $284,000 of increases to travel, insurance and miscellaneous costs and expenses.

LITIGATION COSTS were $5,663,000 and $2,105,000 for 2000 and 1999, respectively, and are related to the lawsuits described in Item 3 and Note 10 to the consolidated financial statements.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $389,000 in 2000 is from the early payoff of the loan secured by Bradshaw Business Parks and is comprised of a prepayment penalty of $286,000 and the writeoff of $103,000 of unamortized loan costs associated with the retired loan.

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

PROPERTY OPERATING EXPENSES for 1999 increased $1,701,000, or 7.6%, compared to 1998. The increase is comprised primarily of the following components:

     o Real estate taxes increased $1,078,000 due to higher taxable values at Executive Park, Corporate Square and Bellevue Corporate Plaza and in 1998, HRP received non-recurring tax refunds of $545,000.

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

GENERAL AND ADMINISTRATIVE EXPENSES for 1999 increased $673,000, or 21.4%, compared to 1998, primarily as a result of higher personnel, occupancy and travel costs.

LITIGATION COSTS were $2,105,000 and $134,000 for 1999 and 1998, respectively, and are related to the lawsuits described in Item 3 and Note 10 to the consolidated financial statements.

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

HRP's cash position increased $8,125,000 during 2000 to $16,457,000 as of December 31, 2000. The sources of cash during the year were $12,880,000 of cash provided by operating activities; $50,623,000 of mortgage principal proceeds; and $213,000 from the exercise and issuance of unit options. The uses of cash were $18,346,000 of mortgage principal repayments from mortgage proceeds; $10,933,000 of property and tenant improvements; $7,791,000 of property acquisition costs; $8,811,000 of property development costs; $4,721,000 of costs to purchase units; $3,493,000 of scheduled mortgage principal payments; $1,210,000 of loan fees and expenses; and $286,000 of mortgage prepayment penalty.

In addition to the commitment described below with regards to Executive Park, HRP has estimated and budgeted tenant and capital improvements of $7,800,000 and lease commissions of about $2,500,000 for 2001.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to gain release of the prior building from Executive Park's mortgage lien by substituting such collateral with the purchase of $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the base building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). A lease for the entire building is anticipated in the second quarter of 2001, with occupancy expected in early 2002. Financing of the development will be a combination of existing cash and a construction loan that HRP anticipates closing in the second quarter of 2001.

PROPERTY DEVELOPMENT AT CORPORATE SQUARE -

During the second quarter of 2000, HRP completed new construction of a 6-story office building containing approximately 151,000 net rentable square feet that was commenced in the second quarter of 1999. It was constructed on undeveloped land within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for the entire building was executed in 1999 and the tenant began paying rent August 2000.

The building construction, tenant improvements, lease commissions and loan costs totaled $18,779,000 (excluding the original land cost). In 1999, HRP incurred, in connection with the leasing of the entire project, $2,982,000 of lease commissions.

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

MORTGAGES -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by twelve non-recourse mortgages aggregating $200,096,000 as of December 31, 2000. These mortgages have interest rates varying from 6.97% to 9.68% (with an effective average interest rate of 8.3%) and mature between 2002 and 2020, although no mortgages have scheduled balloon payments until 2005. Based upon loan amortizations in effect, HRP is required to pay $5,367,000 of principal payments in 2001.

In December 2000, HRP refinanced Bradshaw Business Park's existing loan with a new lender. The interest rate was reduced to 8.1% from 8.5% and the maturity date was extended over ten years to a call option date in February 2011. The monthly principal payments amortize the loan over 20 years. The loan proceeds of $12,500,000 were used (i) to pay the outstanding principal balance of $5,724,000 with the former lender, (ii) to pay transaction costs of $267,000, (iii) to pay a prepayment penalty of $286,000, (iv) to fund $288,000 of loan reserves, and
(v) to add $5,935,000 to general working capital.

ACCOUNTING STANDARDS -

Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 [as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)] establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

HRP adopted these statements on January 1, 2001. In connection with this adoption, all derivatives within HRP were identified pursuant to SFAS No. 133 requirements. HRP determined it had one derivative, an interest rate cap. Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings. The interest rate cap is highly effective and accordingly, the impact on HRP's financial statements from the adoption of these standards is the amount of the difference between the carrying value of $267,000 and the estimated fair value of $75,000.

HRP's interest rate cap was purchased in July 2000 in connection with the sale of its interest rate swap agreement (see Item 7A and Note 6 to the consolidated financial statements for more information).

The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of HRP is unable to determine the effects of such issues at this time.

INFLATION -

Inflation did not have a significant impact on HRP in 2000, 1999, and 1998 and is not anticipated to have a material impact in 2001.

FORWARD-LOOKING STATEMENTS -

In the interest of providing investors with certain information regarding HRP's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. In 1998, HRP had entered into the interest rate swap agreement to reduce its exposure to changes in interest rates. It was designated as a hedge against variable interest exposure relating to the $25,000,000 mortgage loan, secured by Allfirst Building, which matures April 30, 2006. This interest rate swap agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds were designated for general working capital purposes.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will limit HRP's exposure to changing interest rates at a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000 with terms consistent with the Allfirst Building's mortgage loan, had a carrying value of $267,000 and an estimated fair value of $75,000 as of December 31, 2000. Allfirst Building's interest rate was 8.12% as of December 31, 2000.

Substantially all of the mortgages payable contain fixed interest rates. Accordingly, changes in LIBOR or prime rates do not significantly impact the amount of interest paid by HRP. Assuming a 1% change in LIBOR or prime rates, interest paid by HRP would increase or decrease by approximately
$275,000 on an annual basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION


FINANCIAL STATEMENTS:                                                            Page
                                                                                 ----
  Independent Auditors' Report                                                    15

  Consolidated Balance Sheets as of December 31, 2000 and 1999                    16

  Consolidated Statements of Operations for the years
     ended December 31, 2000, 1999 and 1998                                       17

  Consolidated Statements of Partners' Capital for the years
     ended December 31, 2000, 1999 and 1998                                       18

  Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998                                       19

  Notes to Consolidated Financial Statements                                      20



FINANCIAL STATEMENT SCHEDULE:

  Schedule III - Real Estate and Accumulated Depreciation                         33

  All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the consolidated financial statements or notes thereto

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audit for the year ended December 31, 2000 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Dallas, Texas
February 9, 2001 (Except for Note 10,
as to which the date is February 28, 2001)

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                               DECEMBER 31,
                                                                       ------------------------
                                                                          2000           1999
                                                                       ---------      ---------
ASSETS

Real estate:
  Land                                                                 $  60,236      $  58,378
  Buildings and improvements                                             293,742        282,013
  Tenant improvements                                                     23,284         17,924
                                                                       ---------      ---------
                                                                         377,262        358,315
  Accumulated depreciation and amortization                             (170,870)      (165,501)
                                                                       ---------      ---------
        Real estate, net                                                 206,392        192,814

Cash and cash equivalents                                                 16,457          8,332
Accounts receivable                                                        3,211          2,287
Lease commissions, net                                                    11,035         10,653
Loan reserves and escrows                                                  7,109          7,073
Loan costs, net                                                            3,879          3,607
Prepaid expenses and other assets                                          6,421          5,620
                                                                       ---------      ---------

        Total assets                                                   $ 254,504      $ 230,386
                                                                       =========      =========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgages payable                                                    $ 200,096      $ 171,312
  Accounts payable and accrued expenses                                    5,570          6,013
  Prepaid rent, security deposits and other                                4,192          2,578
  Payable to affiliates, net                                                 156          1,787
                                                                       ---------      ---------
        Total liabilities                                                210,014        181,690
                                                                       ---------      ---------

Commitments and contingencies

Partners' capital:
  Limited partners -
      1,589,948 and 1,672,556 units outstanding, respectively             44,045         48,209
  General partner                                                            445            487
                                                                       ---------      ---------
        Total partners' capital                                           44,490         48,696
                                                                       ---------      ---------

        Total liabilities and partners' capital                        $ 254,504      $ 230,386
                                                                       =========      =========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     2000          1999         1998
                                                                   --------      --------     --------
REVENUES:
   Property operations                                             $ 66,324      $ 58,737     $ 55,810
   Interest                                                             968           908          870
                                                                   --------      --------     --------
      Total revenues                                                 67,292        59,645       56,680
                                                                   --------      --------     --------

EXPENSES:
   Property operations                                               26,574        23,962       22,261
   Interest                                                          15,443        13,701       12,781
   Depreciation and amortization                                     14,476        11,998       12,114
   General and administrative                                         5,046         3,817        3,144
   Litigation costs                                                   5,663         2,105          134
                                                                   --------      --------     --------
      Total expenses                                                 67,202        55,583       50,434
                                                                   --------      --------     --------

INCOME BEFORE EXTRAORDINARY ITEM                                         90         4,062        6,246

Extraordinary item -
   Net gain (loss) on early extinguishments of debt                    (389)           --        5,347
                                                                   --------      --------     --------

NET INCOME (LOSS)                                                  $   (299)     $  4,062     $ 11,593
                                                                   ========      ========     ========


ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                                $   (296)     $  4,021     $ 11,477
   General partner                                                       (3)           41          116
                                                                   --------      --------     --------
      Total                                                        $   (299)     $  4,062     $ 11,593
                                                                   ========      ========     ========


NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary item                             $   0.06      $   2.40     $   3.70
      Net gain (loss) on early extinguishments of debt                (0.24)           --         3.16
                                                                   --------      --------     --------
         Net income (loss)                                         $  (0.18)     $   2.40     $   6.86
                                                                   ========      ========     ========

   Earnings per unit - assuming dilution
      Income before extraordinary item                             $   0.05      $   2.31     $   3.55
      Net gain (loss) on early extinguishments of debt                (0.23)           --         3.04
                                                                   --------      --------     --------
         Net income (loss)                                         $  (0.18)     $   2.31     $   6.59
                                                                   ========      ========     ========

WEIGHTED AVERAGE UNITS
USED IN COMPUTING NET INCOME (LOSS)
PER UNIT AND POTENTIAL UNIT:
   Basic                                                              1,620         1,673        1,673
                                                                   ========      ========     ========
   Assuming dilution                                                  1,674         1,740        1,741
                                                                   ========      ========     ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                                                 Limited
                                                                                               Partnership
                                                 General        Limited                           Units
                                                 Partner        Partners         Total         Outstanding
                                               ----------      ----------      ----------      -----------
PARTNERS' CAPITAL, JANUARY 1, 1998             $      330      $   32,711      $   33,041       1,672,556

Net income                                            116          11,477          11,593              --
                                               ----------      ----------      ----------      ----------

PARTNERS' CAPITAL, DECEMBER 31, 1998                  446          44,188          44,634       1,672,556

Net income                                             41           4,021           4,062              --
                                               ----------      ----------      ----------      ----------

PARTNERS' CAPITAL, DECEMBER 31, 1999                  487          48,209          48,696       1,672,556

Exercise and issuance of unit options                   8             806             814          17,200

Purchase of units                                     (47)         (4,674)         (4,721)        (99,808)

Net loss                                               (3)           (296)           (299)             --
                                               ----------      ----------      ----------      ----------

PARTNERS' CAPITAL, DECEMBER 31, 2000           $      445      $   44,045      $   44,490       1,589,948
                                               ==========      ==========      ==========      ==========



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     2000          1999          1998
                                                                   --------      --------      --------
OPERATING ACTIVITIES:
     Net income (loss)                                             $   (299)     $  4,062      $ 11,593
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
         Depreciation and amortization                               14,476        11,998        12,114
         Non-qualified unit option compensation                         601            --            --
         Net (gain) loss on early extinguishments of debt               389            --        (5,347)
         Amortization of mortgage principal forgiveness                  --            --        (1,485)
         Effective rent adjustments                                    (569)         (778)         (444)
     Changes in assets and liabilities:
         Receivables                                                   (924)         (831)         (294)
         Lease commission payments                                   (5,021)       (4,272)       (2,369)
         Prepaid expenses, loan reserves and other assets               567          (250)          255
         Accounts payable and other liabilities                       3,660        (1,055)           55
                                                                   --------      --------      --------
            Net cash provided by operating activities                12,880         8,874        14,078
                                                                   --------      --------      --------

INVESTING ACTIVITIES:
     Property and tenant improvements                               (10,933)       (7,024)       (6,603)
     Property development cost                                       (8,811)       (6,427)           --
     Property acquisitions                                           (7,791)       (5,454)           --
                                                                   --------      --------      --------
            Net cash used in investing activities                   (27,535)      (18,905)       (6,603)
                                                                   --------      --------      --------

FINANCING ACTIVITIES:
     Mortgage principal proceeds                                     50,623         6,998        66,500
     Mortgage principal refinanced                                  (18,346)           --       (59,577)
     Mortgage prepayment penalties                                     (286)           --        (1,855)
     Mortgage principal payments                                     (3,493)       (2,913)       (2,756)
     Loan reserves                                                       --            --          (550)
     Loan fees and expenses                                          (1,210)         (219)       (1,405)
     Exercise and issuance of unit options                              213            --            --
     Purchase of units                                               (4,721)           --            --
                                                                   --------      --------      --------
            Net cash provided by financing activities                22,780         3,866           357
                                                                   --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      8,125        (6,165)        7,832
BEGINNING CASH AND CASH EQUIVALENTS                                   8,332        14,497         6,665
                                                                   --------      --------      --------
ENDING CASH AND CASH EQUIVALENTS                                   $ 16,457      $  8,332      $ 14,497
                                                                   ========      ========      ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



1.   ORGANIZATION

     Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 2000, there were 1,589,948 units outstanding.

     As of December 31, 2000, HRP owned fifteen real estate assets (the "Properties"), located in six states containing 5,576,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

     Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly- owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including the decision making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.


2.   ACCOUNTING POLICIES

     CONSOLIDATION

     HRP fully consolidates into its financial statements majority owned entities and reflects a minority interest for those entities not fully owned. For each of the three years in the period ended December 31, 2000, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.


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

     Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

     HRP capitalizes all costs related to the development and construction of its projects, including interest of $493,000 and $124,000 in 2000 and 1999, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof have commenced. All costs for construction are capitalized and allocated to each building. Capitalization of construction costs related to a particular building is discontinued when the building is available for occupancy.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



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


     OTHER ASSETS

     Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2001 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2002 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $3,158,000, $2,286,000, and $2,232,000 in 2000, 1999, and 1998, respectively. Amortization of loan costs, included in interest expense, was $855,000, $536,000, and $456,000 in 2000, 1999, and 1998, respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets includes unamortized effective rent adjustments, prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.


     REVENUE RECOGNITION

     Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $569,000, $778,000, and $444,000 in 2000, 1999, and 1998, respectively.

     HRP has adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" and its adoption did not have a significant impact on HRP's financial position and results of operations.


     INTEREST RATE AGREEMENTS

     HRP has used an interest rate swap as a hedge against interest exposure of variable rate debt. HRP's only interest rate swap was sold in July 2000. Differences between amounts paid or received in this interest rate agreement, which was designated as a hedge, was included in interest expense as the payments were made or received. HRP was exposed to credit-related gains or losses in the event of non-performance by counterparties, however none of the counterparties failed to meet their obligations during the term of the agreement. In July 2000, in connection with the sale of the interest rate swap, HRP purchased an interest rate cap derivative that limits its interest rate exposure on its mortgage for Allfirst Building (see Notes 6 and 9 for more information).


     INCOME TAXES

     Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $182,000, $243,000, and $248,000 in 2000, 1999, and 1998, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



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


                                                                 2000        1999        1998
                                                                ------      ------      ------
Weighted average units outstanding - basic                       1,620       1,673       1,673
Issuance of units from options                                      75          86          86
Repurchase of units from unit option proceeds                      (21)        (19)        (18)
                                                                ------      ------      ------
Weighted average units outstanding - assuming dilution           1,674       1,740       1,741
                                                                ======      ======      ======


     ACCOUNTING PRONOUNCEMENTS AND OTHER

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported results.

     Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 [as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities
     - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)] establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. These statements define new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     HRP adopted these statements on January 1, 2001. In connection with this adoption, all derivatives within HRP were identified pursuant to SFAS No. 133 requirements. HRP determined it had one derivative, an interest rate cap (see Notes 6 and 9 for more information). Since this derivative was designated as a cash flow hedge, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings. The interest rate cap is highly effective and accordingly, the impact on HRP's financial statements from the adoption of these standards is the amount of the difference between the carrying value of $267,000 and the estimated fair value of $75,000.

     The Derivatives Implementation Group continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management of HRP is unable to determine the effects of such issues at this time.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



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

     Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP (in thousands):

                                   Entity
                                  Paid or
                                 Reimbursed    2000       1999       1998
                                 ----------  -------     ------     ------
Asset management fee               Realty     $  581     $  514     $  495
Acquisition fee                    Realty         74        105         --
Reimbursement of costs (a)         Realty      2,974      2,941      2,320
Property management fee            HCRE        1,914      1,693      1,608
Lease commissions (b)              HCRE        2,605      4,933      1,964
Construction fees                  HCRE          917        891        314

     (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

     (b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued were related to the development project at Corporate Square and were paid in 2000. See Note 5.


4.   STATEMENTS OF CASH FLOWS

     Cash interest payments were $13,831,000 (net of capitalized interest of $523,000), $13,114,000 (net of capitalized interest of $94,000), and
     $13,934,000 in 2000, 1999, and 1998, respectively.

     Supplemental disclosure of noncash investing and financing activities are as follows -

          As of December 31, 1999, HRP had accounts payable for property development and construction cost at Corporate Square of $2,641,000.

          In October 1999, HRP acquired Gulley Road Industrial Park for $8,249,000 including the assumption of an outstanding mortgage of $5,149,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



5.   PROPERTY TRANSACTIONS


     PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

     In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to gain release of the prior building from Executive Park's mortgage lien by substituting such collateral with the purchase of $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the base building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). A lease for the entire building is anticipated in the second quarter of 2001, with occupancy expected in early 2002. Financing of the development will be a combination of existing cash and a construction loan that HRP anticipates closing in the second quarter of 2001.

     PROPERTY DEVELOPMENT AT CORPORATE SQUARE  -

     During the second quarter of 2000, HRP completed new construction of a 6-story office building containing approximately 151,000 net rentable square feet that was commenced in the second quarter of 1999. It was constructed on undeveloped land within the Corporate Square complex in Atlanta, Georgia. A 20-year lease with the General Services Administration for the entire building was executed in 1999 and the tenant began paying rent August 2000.

     The building construction, tenant improvements, lease commissions and loan costs totaled $18,779,000 (excluding the original land cost). In 1999, HRP incurred, in connection with the leasing of the entire project, $2,982,000 of lease commissions.

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

     ACQUISITIONS -

     On January 26, 2000, HRP acquired three 3-story office buildings in San Diego, California (Fountain View Business Center) containing approximately 89,000 net rentable square feet on 4.3 acres of land. The acquisition cost was $7,791,000. HRP obtained financing for $5,500,000 of the purchase price with a new loan. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%. The property was 97% occupied as of December 31, 2000.

     In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The acquisition costs of $8,249,000 included the assumption of an outstanding mortgage of $5,149,000. The loan, which fully amortizes over the next eleven and a half years, matures in May 2011, and has a fixed interest rate of 7.375%. The property was 98% occupied as of December 31, 2000.

     In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,000 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. The property was unoccupied from December 1999 through April 2000 during a $1,765,000 property and tenant improvement renovation. In May 2000, HRP closed on a mortgage for the property generating $2,500,000 of loan proceeds. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The property was 100% occupied as of December 31, 2000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



6.   MORTGAGES PAYABLE

     Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by twelve non- recourse mortgages aggregating $200,096,000 as of December 31, 2000 and $171,312,000 as of
     December 31, 1999. These mortgages have interest rates varying from 6.97% to 9.68% (with an effective average interest rate of 8.3%) and mature between 2002 and 2020, although no mortgages have scheduled balloon payments until 2005. Most of the mortgages require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):


                                                        Total
                       Principal       Balloon         Mortgage
                       Payments        Payments        Payments
                       ---------      ---------       ---------
2001                   $   5,367      $      --      $    5,367
2002                       5,127             --           5,127
2003                       4,480             --           4,480
2004                       4,838             --           4,838
2005                       4,403         74,515          78,918
Thereafter                27,221         74,145         101,366
                       ---------      ---------      ----------
   Total               $  51,436      $ 148,660      $  200,096
                       =========      =========      ==========


The following table sets forth, by real estate property, the mortgages payable balances, maturity dates, and interest rates as of December 31, 2000 (in thousands):


                                          Mortgages   Maturity          Interest
                                           Payable      Date               Rate
                                       ----------     ----------        --------
Airport Plaza                          $      748     10-11-2005           8.70%
Allfirst Building                          25,000      4-30-2006           8.12% (a)
Bellevue Corporate Plaza                   14,964     10-11-2005           8.70%
Bradshaw Business Parks                    12,500       2-1-2011           8.10%
Corporate Square                           21,500      8-15-2020           7.97%
Corporate Square                            8,136     10-11-2005           8.70%
Corporate Square                            3,036       8-1-2005          8.625%
Executive Park                             32,902      4-11-2008           7.32%
Fairlane Commerce Park                     19,827     10-11-2005           8.70%
Fountain View Business Center               5,406      2-10-2010           8.17%
Gulley Road Industrial Park                 4,806      5-11-2011          7.375%
Joy Road Distribution Center                2,500      7-31-2002           9.68% (b)
Montrose Office Center                      6,079     10-11-2005           8.70%
Parklane Towers                            22,445     10-11-2005           8.70%
Raintree Industrial Park                   10,474     10-11-2005           8.70%
Riverbank Plaza                             2,475      2-10-2010           8.29%
Seattle Business Parks                      7,298       6-7-2008           6.97%
                                       ----------
   Total                               $  200,096
                                       ==========


          (a) LIBOR plus 1.30%

          (b) Prime plus 0.50% or LIBOR plus 3.0%

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



6.   MORTGAGES PAYABLE  - (CONTINUED)

     The following discussions only pertain to financing and refinancing activities of HRP during the three years ended December 31, 2000.

     BRADSHAW BUSINESS PARKS -

     In December 2000, HRP refinanced Bradshaw Business Park's existing loan with a new lender. The interest rate was reduced to 8.1% from 8.5% and the maturity date was extended over ten years to a call option date in February 2011. The monthly principal payments amortize the loan over 20 years. The loan proceeds of $12,500,000 were used (i) to pay the outstanding principal balance of $5,724,000 with the former lender, (ii) to pay transaction costs of $267,000, (iii) to pay a prepayment penalty of $286,000, (iv) to fund $288,000 of loan reserves, and (v) to add $5,935,000 to general working capital. The prepayment penalty along with the writeoff of $103,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

     JOY ROAD  -

     In August 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by Joy Road Distribution Center in Detroit, Michigan. The principal payments amortize the loan over 24 months. The loan matures July 31, 2002 and has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%. The loan proceeds were for general working capital purposes.

     Also in August 2000, HRP closed on a $2,000,000 revolving line of credit. The line of credit matures July 31, 2001, has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%, and requires monthly interest payments but no principal amortization. As of December 31, 2000, HRP had not borrowed against this facility.

     RIVERBANK PLAZA -

     In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds and is secured by Riverbank Plaza, which was acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

     FOUNTAIN VIEW -

     In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan has a monthly payment based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

     CORPORATE SQUARE -

     An interim-construction loan was secured in August 1999 that funded $12,621,000 of a development project at Corporate Square (see Note 5 for further information) . The loan provided $6,998,000 in 1999 and $5,623,000 in 2000. On August 31, 2000, HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

     ALLFIRST BUILDING -

     On November 16, 1998, HRP refinanced Allfirst Building's existing loan with a new lender in the amount of $25,000,000. The interest rate was reduced to LIBOR plus 1.30% from LIBOR plus 3.25% and the maturity date was extended three years to April 30, 2006. The loan does not require any principal amortization. In connection with the refinancing, HRP entered into an interest rate swap agreement to reduce its exposure to changes in interest rates. It was designated as a hedge against variable interest exposure relating to the loan with a notional amount of $25,000,000 terminating on April 30, 2006. This agreement, which was settled monthly, effectively fixed the loan's interest rate at 6.78%, compared to the previous loan's rate of LIBOR plus 325 basis points, or 8.47% as of November 1998.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



6.   MORTGAGES PAYABLE  - (CONTINUED)

     The loan proceeds of $25,000,000 plus $15,000 of cash were used (i) to pay the outstanding principal balance of $24,531,000 with the former lender,
     (ii) to pay transaction costs of $284,000, and (iii) to pay a prepayment penalty of $200,000.

     HRP was amortizing mortgage principal forgiveness associated with Allfirst's previous loan over that loan's life. The remaining unamortized debt forgiveness of $7,441,000 less the prepayment penalty of $200,000 and unamortized loan costs of $18,000, all associated with the retired loan, resulted in a gain from early extinguishment of debt of $7,223,000, which is included in the Consolidated Statements of Operations as an extraordinary item in 1998.

     On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. This interest rate swap agreement effectively fixed the loan's interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan into interest expense. As of December 31, 2000, the unamortized balance, included on the balance sheet in "Prepaid rent, security deposits and other", was $1,481,000.

     Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which will limit HRP's exposure to changing interest rates at a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's interest rate was 8.12% as of December 31, 2000.

     The interest rate cap is a derivative and was designated as a cash flow hedge, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS No. 133, will be recognized immediately in current earnings.

     SEATTLE BUSINESS PARKS -

     On June 1, 1998, HRP refinanced the mortgage loan secured by Seattle Business Parks into two new loans which reduced the interest rate from 9.25% to 6.97%. The new loans lengthened the amortization period from twenty-two years to thirty years and the maturity date was extended by seven years to June 7, 2008. The loan proceeds of $7,500,000 were used (i) to pay the outstanding principal balance of $6,339,000 with the former lender, (ii) to pay transaction costs of $220,000, (iii) to pay a prepayment penalty of $190,000, and (iv) for general working capital. The prepayment penalty along with the writeoff of $75,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item in 1998.

     EXECUTIVE PARK -

     On February 27, 1998, HRP entered into an agreement to refinance the mortgage loan secured by Executive Park that became effective March 20, 1998. The new loan reduced the interest rate from 8.87% to an effective interest rate of 7.32% and extended the amortization period from fifteen years to twenty-seven years with a maturity date of April 11, 2008. The loan proceeds of $34,000,000 were used (i) to pay the outstanding principal balance of $28,707,000 with the former lender, (ii) to pay transaction costs of $901,000, (iii) to pay a prepayment penalty of $1,465,000, (iv) to pay $550,000 of net loan reserves, and (v) for general working capital. The prepayment penalty along with the writeoff of $146,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item in 1998.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



7.   LEASE AGREEMENTS

     The lease provisions generally require tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $3,315,000, $2,539,000, and $2,591,000 in 2000, 1999, and
     1998, respectively. At December 31, 2000, the Properties, in the aggregate, were 90% occupied. The following table sets forth the minimum cash rental payments to be received under non-cancelable leases with tenants and minimum cash rental payments that may be received under leases with early termination rights (in thousands):


                                          Payments
                           Non-         with Early
                        cancelable      Termination
                         Payments         Rights           Total
                        ----------      -----------     ----------
2001                     $  54,443        $   2,625     $   57,068
2002                        47,030            2,424         49,454
2003                        37,290            2,596         39,886
2004                        28,251            3,191         31,442
2005                        20,109            3,041         23,150
Thereafter                  78,907           16,065         94,972
                         ---------         --------      ---------
   Total                 $ 266,030         $ 29,942      $ 295,972
                         =========         ========      =========


     During 2000 and 1999, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 13% of revenues in 2000 and 1999, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 12% and 10% of revenues in 2000 and 1999, respectively.

     As of December 31, 2000, Ford occupied 200,000 square feet of office space under 8 leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under 7 leases at Fairlane Commerce Park. These leases expire between 2001 and 2005 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2000, GSA occupied 269,000 square feet of office space at Executive Park under 5 leases which expire between 2001 and 2007 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2003 and 2020.

     The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

     HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires May 31, 2002. The minimum cash rental payments are $295,000 and $123,000 for 2001 and 2002, respectively, of which HRP's portion is approximately $179,000 and $74,000 for 2001 and 2002, respectively.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



8.   PARTNERS' CAPITAL

     In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997. The options expire on February 27, 2005 and generally, the optionees may borrow the amounts necessary to exercise the options. As of December 31, 2000, 17,200 options had been exercised (all during 2000), none have been canceled and 68,800 options remained exercisable. No options have been granted since the adoption of the disclosure only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation".

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

     Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to the Partnership for borrowing with similar characteristics and maturities (approximately 8.0% and 8.2% as of December 31, 2000 and 1999, respectively) and has determined that the estimated fair value as of December 31, 2000 and 1999 would equal approximately $200,564,000 and $167,212,000, respectively.

     The estimated fair value and carrying value of HRP's interest rate cap as of December 31, 2000 was $75,000 and $267,000, respectively, base on a quote obtained from the issuer of the cap agreement.

     As of December 31, 2000 and 1999, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



10.  COMMITMENTS AND CONTINGENCIES

     LITIGATION

     Beginning in 1997, HRP has been a defendant in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery.

     The first suit was filed on February 27, 1997 in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), and it sought access to certain books and records of HRP and was subsequently settled, allowing certain access.

     The second action was filed on June 20, 1997 in a separate complaint in the Chancery Court for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that
     (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them.

     A five-day trial was held in January 2001. The Court requested post-trial briefings, which should be completed by mid- April 2001. Given the nature of the plaintiff's claims and the usual uncertainties in litigation, we are not able to predict the outcome of the litigation or whether any of the claims or defenses will ultimately be successful.

     On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners, L.P. et al. (Civ. No. 00 CV 115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners, III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP was seeking various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements.

     Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court ordered the complaint dismissed. HRP is in the process of determining whether to proceed with an appeal and no final decision as to such plans has been made.

     HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



10.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

     Although it is HRP's position in the litigation filed in the Southern District of New York that certain holders of HRP's units have become an "Acquiring Person" under the Rights Plan by virtue of obtaining dispositive power over more than 15% of the outstanding units, a final determination of this issue will be made by the court. As a result, the general partner has amended the Rights Plan, among other things, to postpone the "Distribution Date" under the Rights Plan based on the general partner's current understanding of the facts. By taking such action, the rights will become exercisable, if at all, only after the final resolution by a court that an "Acquiring Person" exists for the purposes of the Rights Plan. Additionally, the expiration of the redemption period under the Rights Plan has also been extended pending litigation. However, if additional facts come to the general partner's attention or the status or unit ownership of any unitholder change in any respect, the general partner will review the circumstances at that time and may change its conclusions. HRP has also amended the Rights Plan to extend the expiration period of the rights until one year after entry of an order, which is final and not subject to appeal, resolving the above-mentioned lawsuit.

     OTHER

     In addition to the commitment previously described in Note 5 with regards to Executive Park, HRP has estimated and budgeted tenant and capital improvements of $7,800,000 and lease commissions of about $2,500,000 for 2001.


11.  SUBSEQUENT EVENTS

     In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet for a gross selling price of $3,287,000. The sale resulted in approximately $3,035,000 of net proceeds to HRP and a net gain of about $2,150,000. Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet for a gross selling price of $575,000. The sale resulted in approximately $526,000 of net proceeds to HRP and a net gain of about $153,000. The combined carrying value of the assets was approximately $1,258,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2000



12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below is selected quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands except per unit amounts) :


                                                                                Quarter Ending
                                                         --------------------------------------------------------
                                                          March 31       June 30       September 30   December 31
                                                         ----------     ----------     ------------   -----------
                   2000

 Total revenues                                          $   16,169     $   16,203     $   17,171     $   17,749

 Property operations revenues less property
 operations expenses, general and administrative
 expenses and litigation costs(a)                             8,041          7,125          7,712          6,163

 Income (loss) before extraordinary item(a)(b)                1,450            533            659         (2,552)
 Net income (loss)(a)                                         1,450            533            659         (2,941)

 Earnings per unit - basic
     Income (loss) before extraordinary item                    .86            .32            .41          (1.59)
     Extinguishment of debt(b)                                   --             --             --           (.24)
     Net income (loss)(a)                                       .86            .32            .41          (1.83)
 Earnings per unit - assuming dilution(c)
     Income (loss) before extraordinary item                    .83            .31            .40          (1.59)
     Extinguishment of debt(b)                                   --             --             --           (.24)
     Net income (loss)(a)                                       .83            .31            .40          (1.83)


                   1999

 Total revenues                                          $   14,559     $   14,252     $   15,140     $   15,694

 Property operations revenues less property
 operations expenses, general and administrative
 expenses and litigation costs(d)                             7,397          7,302          7,399          6,755

 Net income(d)                                                1,214          1,182          1,239            427

 Net income per unit - basic(d)                                 .72            .70            .73            .25
 Net income per unit - assuming dilution(d)                     .69            .67            .70            .24


(a) Litigation costs were $616, $1,292, $1,359 and $2,396 in the first, second, third, and fourth quarters of 2000, respectively, and accordingly affected these amounts. (See Note 10 to the Consolidated Financial Statements for more information about the litigation).

(b) The extraordinary item in the fourth quarter of 2000 is a loss on early extinguishment of debt of $389.

(c) Unit options are considered antidilutive in the fourth quarter of 2000 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

(d) Litigation costs were $180, $430, $700 and $795 in the first, second, third, and fourth quarters of 1999, respectively, and accordingly affected these amounts. (See Note 10 to the Consolidated Financial Statements for more information about the litigation).

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                Costs
                                                                              capitalized
                                                                              subsequent
                                                                                  to             Gross amount at which
                                                         Initial cost         acquisition      carried at close of period
                                                      ---------------------   -----------    ---------------------------------
                                                                Buildings     Buildings                Buildings
                                                                   and          and                       and
Description (A)                       Encumbrances    Land     improvements  improvements    Land     improvements   Total (B)
----------------                      ------------    ----     ------------  ------------    ----     ------------   ---------
   Airport Plaza                       $    748     $    300     $  4,013     $    329     $    300     $  4,342     $  4,642
   Allfirst Building                     25,000        2,100       43,772        3,863        2,100       47,635       49,735
   Bellevue Corporate Plaza              14,964        7,428       17,617        2,751        7,428       20,368       27,796
   Bradshaw Business Parks               12,500        5,018       15,563        5,147        5,018       20,710       25,728
   Corporate Square                      32,672        6,142       14,112       23,615        6,142       37,727       43,869
   Executive Park                        32,902       15,243       34,982        8,920       15,243       43,902       59,145
   Fairlane Commerce Park                19,827        5,191       18,080        6,039        5,191       24,119       29,310
   Fountain View Business Center          5,406        1,858        5,933          421        1,858        6,354        8,212
   Gulley Road Industrial Park            4,806        1,227        7,022          116        1,227        7,138        8,365
   Joy Road Distribution Center           2,500          359        1,340        2,107          359        3,447        3,806
   Montrose Office Center                 6,079        5,096       15,754        3,510        5,096       19,264       24,360
   Parklane Towers                       22,445        3,420       37,592        8,189        3,420       45,781       49,201
   Raintree Industrial Park              10,474        1,191       18,208        1,368        1,191       19,576       20,767
   Riverbank Plaza                        2,475          710        1,644        1,784          710        3,428        4,138
   Seattle Business Parks                 7,298        4,953        8,730        4,233        4,953       12,963       17,916
   Corporate office - FF&E                   --           --           --          272           --          272          272
                                       --------     --------     --------     --------     --------     --------     --------

   TOTAL                               $200,096     $ 60,236     $244,362     $ 72,664     $ 60,236     $317,026     $377,262
                                       ========     ========     ========     ========     ========     ========     ========


                                       Accumulated
                                      depreciation     Date
Description (A)                         (B)(C)        acquired
----------------                      ------------    --------
   Airport Plaza                        $  3,818     4/30/87
   Allfirst Building                      29,462     6/29/84
   Bellevue Corporate Plaza                6,515     6/30/88
   Bradshaw Business Parks                12,330     9/24/85
   Corporate Square                       15,051     8/2/85 & 10/1/92
   Executive Park                         31,978     12/19/85
   Fairlane Commerce Park                 11,898     12/30/86 & 7/1/87
   Fountain View Business Center             252     1/26/00
   Gulley Road Industrial Park               410     10/29/99
   Joy Road Distribution Center              793     2/14/96
   Montrose Office Center                  8,728     1/8/88
   Parklane Towers                        30,232     12/16/84
   Raintree Industrial Park               10,726     7/17/86
   Riverbank Plaza                           309     8/19/99
   Seattle Business Parks                  8,244     4/24/86
   Corporate office - FF&E                   124     various
                                        --------

   TOTAL                                $170,870
                                        ========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)


     (A) PROPERTY LOCATIONS ARE AS FOLLOWS:


Airport Plaza                         San Diego, California
Allfirst Building                     Baltimore, Maryland
Bellevue Corporate Plaza              Bellevue, Washington
Bradshaw Business Parks               Sacramento and Rancho Cordova, California
Corporate Square                      Atlanta, Georgia
Executive Park                        Atlanta, Georgia
Fairlane Commerce Park                Dearborn, Michigan
Fountain View Business Center         San Diego, California
Gulley Road Industrial Park           Dearborn, Michigan
Joy Road Distribution Center          Detroit, Michigan
Montrose Office Center                Rockville, Maryland
Parklane Towers                       Dearborn, Michigan
Raintree Industrial Park              Solon, Ohio
Riverbank Plaza                       San Diego, California
Seattle Business Parks                Kent and Tukwila, Washington


     (B)  RECONCILIATION OF CARRYING COSTS (in thousands):


                                                  Accumulated
                                      Cost        Depreciation
                                    ---------     ------------
Balance, January 1, 1998            $ 334,395      $ 155,367

    Additions                           6,603          9,852
    Retirements                        (4,277)        (4,277)
                                    ---------      ---------

Balance, December 31, 1998            336,721        160,942

    Additions                          26,694          9,659
    Retirements                        (5,100)        (5,100)
                                    ---------      ---------

Balance, December 31, 1999            358,315        165,501

    Additions                          24,896         11,318
    Retirements                        (5,949)        (5,949)
                                    ---------      ---------

Balance, December 31, 2000          $ 377,262      $ 170,870
                                    =========      =========


     (C)  COMPUTATION OF DEPRECIATION:

          Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the term of the respective leases or useful life, if shorter.



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


BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 56, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
     Mr. Gumbiner has served a director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood's President and Chief Operating Officer since December 21, 1999. He has served as Chairman of the Board and Chief Executive Office of Hallwood Energy Corporation and its predecessors ("HEC") since 1987 and as a director of Hallwood Holdings S.A. since 1984. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 57, PRESIDENT AND DIRECTOR OF REALTY
     Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He has served as President, Chief Operating Officer and a director of HEC since 1985 and in that capacity devotes a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 57, EXECUTIVE VICE PRESIDENT AND SECRETARY
     Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO  H. WALTHER, 52, SENIOR VICE PRESIDENT
     Mr. Walther has been an Executive Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 53, VICE PRESIDENT - FINANCE
     Mr. Gent joined Hallwood in March 1990 and has been Vice President-Finance of Realty since March 1990. He previously served as Vice President -Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 59, DIRECTOR OF REALTY
     Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University.

WILLIAM F. FORSYTH, 51, DIRECTOR OF REALTY
     Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 57, DIRECTOR OF REALTY
     Mr.Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2000 to December 31, 2001, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements, except that, as alleged in litigation filed in the Southern District of New York, HRP believes that certain holders of HRP's units have obtained dispositive power over more than 15% of the outstanding units, which has not been properly disclosed. A final determination of this issue will be made by the court.


ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2000, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood, Realty, and HEC. Mr. Guzzetti is also President and Chief Operating Officer of Realty; Chief Operating Officer and President of HEC; and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $25,000, $20,000, and $20,000 in 2000, 1999, and 1998, respectively, for director fees. Mr. Walther was paid $20,000 in 1998 for director fees.

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

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursement paid by HRP (in thousands):

                                   Entity
                                   Paid or
                                 Reimbursed    2000       1999       1998
                                 ----------   ------     ------     ------
Asset management fee               Realty     $  581     $  514     $  495
Acquisition fee                    Realty         74        105         --
Reimbursement of costs(a)          Realty      2,974      2,941      2,320
Property management fee             HCRE       1,914      1,693      1,608
Lease commissions(b)                HCRE       2,605      4,933      1,964
Construction fees                   HCRE         917        891        314


(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

(b) As of December 31, 1999, $1,481,000 of the 1999 lease commissions accrued were related to the development project at Corporate Square and were paid in 2000.

CASH COMPENSATION OF EXECUTIVE OFFICERS

The Partnership has no executive officers, however, employees of Realty (general partner of the Partnership) perform all functions ordinarily performed by executive officers. The following table sets forth annual compensation information for the Chief Executive Officer and the four other executive officers with earnings that exceeded $100,000 for the year ended December 31, 2000. Bonuses and other annual compensation are with respect to years presented and are usually paid in the following year.


                                                  SUMMARY COMPENSATION TABLE

                                                      Annual Compensation
                                       -----------------------------------------------
                                                                          Other Annual
Name and Principal Position            Year     Salary(a)    Bonus     Compensation(b)
---------------------------            ----     ---------   --------   ---------------
Anthony J. Gumbiner                    2000     $     --     $150,000     $     --
Chairman of the Board and              1999           --      150,000           --
Chief Executive Officer                1998           --           --           --

William L. Guzzetti                    2000      200,000       32,333           --
President and Chief                    1999      200,000       32,333           --
Operating Officer                      1998      200,000       28,833           --

John G. Tuthill                        2000      150,360       68,265        7,895
Executive Vice President               1999      150,360       68,265        7,923
and Secretary                          1998      150,360       56,265        8,282

Udo H. Walther                         2000      150,000       68,250        7,895
Senior Vice President                  1999      150,000       68,250           --
                                       1998       25,000        6,250           --

Jeffrey D. Gent                        2000      115,000       19,471        6,245
Vice President - Finance               1999      108,541       18,784        6,206
                                       1998      104,366       15,523        8,017


(a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

(b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.


In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2000. None of the executive officers exercised any options during the year ended December 31, 2000 and HRP has not granted SARs.


                     AGGREGATED OPTION/SAR EXERCISES IN 2000
                   AND OPTION/SAR VALUES AT DECEMBER 31, 2000

                                                                                         Value of Unexercised
                                                   Number of Unexercised                     In-the-Money
                                                        Options at                            Options at
                                Units                December 31, 2000                     December 31, 2000
                              Acquired        -------------------------------         -----------------------------
Name                         on Exercise      Exercisable       Unexercisable          Exercisable    Unexercisable
----                         -----------      -----------       -------------          -----------    -------------
Anthony J. Gumbiner              0                25,800            0                     $886,875        $ 0
William L. Guzzetti              0                15,000            0                      515,625          0
John G. Tuthill                  0                13,000            0                      446,875          0
Jeffrey D. Gent                  0                 7,000            0                      240,625          0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information as of March 14, 2001 concerning the number of Partnership units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:


                                                               Amount                           Percent
      Name and Address of                                   Beneficially                          of
      Beneficial  Owner                                      Owned(f)                            Class
      -------------------                                   ------------                         -----
      HWG, LLC                                                330,432                             20.8%
      c/o The Hallwood Group Incorporated
      3710 Rawlins, Suite 1500
      Dallas, Texas 75219

      Gotham Partners, L.P.  and                              247,994                             15.6%
      Gotham Partners, L.P. III
      237 Park Avenue, 9th Floor
      New York, NY 10017(a)

      Interstate Properties                                   167,700                             10.5%
      Park 80 West, Plaza II
      Saddle Brook, NJ 07662(a)

      Alan G. Crisp(b)                                             --                               --

      William F. Forsyth(b)                                        --                               --

      Anthony J. Gumbiner(b)                                   25,800 (c)                          1.6% (c)

      William L.  Guzzetti(b)                                  15,100 (d)                          0.9% (d)

      Edward T. Story(b)                                           --                               --

      All directors and executive officers
      as a group (8 persons)                                   60,900 (e)                          3.7% (e)


     (a) See discussion in Item 3 regarding certain litigation filed in the Southern District of New York.

     (b) Represents the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

     (c)  Comprised of currently exercisable options to purchase 25,800 units.

     (d)  Includes currently exercisable options to purchase 15,000 units.

     (e)  Includes currently exercisable options to purchase 60,800 units.

     (f) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information covered by this item, see Note 3 to the Registrant's consolidated financial statements included in Item 8 hereof.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



(1)  Financial Statements.

     See Index contained in Item 8.

(2)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2000 or in 2001 prior to the filing of this Form 10-K for the year ended December 31, 2000.

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


                                   HALLWOOD REALTY PARTNERS, L.P.
                                   BY:   HALLWOOD REALTY, LLC
                                         GENERAL PARTNER


DATE: March 15, 2001               BY:   /s/ WILLIAM L.  GUZZETTI
      --------------                     ------------------------
                                         William L. Guzzetti
                                         President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2000, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                     Signature                                  Capacity                               Date
                     ---------                                  --------                               ----

/s/ ANTHONY J.  GUMBINER                                Chairman of the Board and Director,            March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Anthony J. Gumbiner                                     (Chief Executive Officer)


/s/ WILLIAM L.  GUZZETTI                                President and Director,                        March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
William L. Guzzetti                                     (Chief Operating Officer)


/s/ JEFFREY D.  GENT                                    Vice President - Finance,                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Jeffrey D. Gent                                         (Chief Accounting Officer)


/s/ALAN G. CRISP                                        Director,                                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Alan G. Crisp


/s/ WILLIAM F.  FORSYTH                                 Director,                                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
William F. Forsyth


/s/ EDWARD T. STORY                                     Director,                                      March 15, 2001
--------------------------------------------------      Hallwood Realty, LLC
Edward T. Story


                         HALLWOOD REALTY PARTNERS, L.P.
                                  EXHIBIT INDEX

Exhibit
Number                                               Exhibit
------                                               -------

3.1                   Certificate of Limited Partnership of Hallwood Realty Partners, L.P., dated January 10, 1990.
                      (Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership,
                      filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.)

3.2                   Amended and Restated Agreement of Limited Partnership of Hallwood Realty Partners, L.P.,
                      dated June 7, 1990.  (Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4
                      of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.)

4.1                   Unit Purchase Rights Agreement, dated as of November 30, 1990, between the Partnership and
                      The First National Bank of Boston, as Rights Agent   (Filed as part of Exhibit 1 to Current Report
                      of Form 8-K, dated November 30, 1990, and which is incorporated herein by reference - File
                      No. 1-10643).  (Incorporated by reference from exhibit 4.1 filed with Annual Report on Form
                      10-K for the fiscal year ended December 31, 1999.)

4.2                   Amendment No. 1 to Unit Purchase Rights Agreement dated February 14, 2000   (Incorporated
                      by reference from exhibit 4.2 filed with Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1999.)

10.1*                 1995 Unit Option Plan for Hallwood Realty Partners, L.P. (Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994.)

10.2*                 1995 Unit Option Plan Loan Program for Hallwood Realty Partners, L.P.  (Incorporated by
                      reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

10.5                  Management Agreement between Hallwood Real Estate Investors Fund XV and Hallwood Commercial Real Estate, LLC
                      dated July 1, 1999. (Agreement is representative of each individual management agreement for real estate properties owned by Hallwood Realty Partners, L.P. Differences in the individual agreements include, but not limited to, owners' name, property name, and legal description. Exhibit D to this item is a schedule reflecting the economic differences in leasing fee compensation.) (Incorporated by reference from exhibit 10.5 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)


* Constitutes a management compensation plan.