Form 10-Q
period 2001-03-31
HALLWOOD REALTY PARTNERS L P
filed 2001-04-27
CIK 865439

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

         NUMBER OF UNITS OUTSTANDING AT APRIL 24, 2001: 1,589,948 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1          Financial Statements:

                Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                and December 31, 2000                                                            3

                Consolidated Statements of Income for the
                Three Months Ended March 31, 2001 and 2000 (unaudited)                           4

                Consolidated Statement of Partners' Capital for the
                Three Months ended March 31, 2001 (unaudited)                                    5

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2001 and 2000 (unaudited)                           6

                Notes to Consolidated Financial Statements (unaudited)                           7

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                      11

Item 3          Quantitative and Qualitative Disclosures About Market Risk                      14


PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                               15

                Signature                                                                       16

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                             MARCH 31,        December 31,
                                                                2001              2000
                                                            ------------      ------------
                                                            (UNAUDITED)

ASSETS

Real estate:
    Land                                                    $     59,015      $     60,236
    Buildings and improvements                                   289,836           293,742
    Tenant improvements                                           22,200            23,284
                                                            ------------      ------------
                                                                 371,051           377,262
    Accumulated depreciation and amortization                   (170,149)         (170,870)
                                                            ------------      ------------
       Real estate, net                                          200,902           206,392

Cash and cash equivalents                                         20,491            16,457
Accounts receivable                                                2,312             3,211
Lease commissions, net                                            11,384            11,035
Loan reserves and escrows                                          8,878             7,109
Loan costs, net                                                    3,681             3,879
Prepaid expenses and other assets                                  5,844             6,421
                                                            ------------      ------------

       Total assets                                         $    253,492      $    254,504
                                                            ============      ============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                       $    196,471      $    200,096
    Accounts payable and accrued expenses                          4,381             5,570
    Prepaid rent, security deposits and other                      4,640             4,192
    Payable to affiliates, net                                       291               156
                                                            ------------      ------------
       Total liabilities                                         205,783           210,014
                                                            ------------      ------------

Commitments and contingencies

Partners' capital:
    Limited partners - 1,589,948 units outstanding                47,232            44,045
    General partner                                                  477               445
                                                            ------------      ------------
       Total partners' capital                                    47,709            44,490
                                                            ------------      ------------

       Total liabilities and partners' capital              $    253,492      $    254,504
                                                            ============      ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
REVENUES:
   Property operations                                      $     17,506      $     15,977
   Gain from property sales                                        4,219                --
   Interest                                                          365               192
                                                            ------------      ------------
      Total revenues                                              22,090            16,169
                                                            ------------      ------------

EXPENSES:
   Property operations                                             7,088             6,457
   Interest                                                        4,204             3,561
   Depreciation and amortization                                   3,577             3,222
   General and administrative                                      1,075               863
   Litigation costs                                                2,690               616
                                                            ------------      ------------
      Total expenses                                              18,634            14,719
                                                            ------------      ------------

INCOME BEFORE EXTRAORDINARY LOSS
AND CUMULATIVE EFFECT OF
SFAS NO. 133 ADOPTION                                              3,456             1,450

Extraordinary loss from early extinguishment of debt                 (45)               --
                                                            ------------      ------------
INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                           3,411             1,450

Cumulative effect of SFAS No. 133 adoption                          (192)               --
                                                            ------------      ------------
NET INCOME                                                  $      3,219      $      1,450
                                                            ============      ============

ALLOCATION OF NET INCOME:
   Limited partners                                         $      3,187      $      1,436
   General partner                                                    32                14
                                                            ------------      ------------
      Total                                                 $      3,219      $      1,450
                                                            ============      ============

NET INCOME PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary loss and cumulative
      effect of SFAS No. 133 adoption                       $       2.15      $       0.86
      Loss from early extinguishment of debt                       (0.03)               --
      Cumulative effect of SFAS No. 133 adoption                   (0.12)               --
                                                            ------------      ------------
           Net income                                       $       2.00      $       0.86
                                                            ============      ============

   Earnings per unit - assuming dilution
      Income before extraordinary loss and cumulative
      effect of SFAS No. 133 adoption                       $       2.08      $       0.83
      Loss from early extinguishment of debt                       (0.03)               --
      Cumulative effect of SFAS No. 133 adoption                   (0.11)               --
                                                            ------------      ------------
          Net income                                        $       1.94      $       0.83
                                                            ============      ============

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME PER UNIT AND
POTENTIAL UNIT:

   Basic                                                           1,590             1,673
                                                            ============      ============
   Assuming dilution                                               1,645             1,737
                                                            ============      ============

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                                                  Limited
                                                                                                Partnership
                                               General          Limited                            Units
                                               Partner          Partners          Total         Outstanding
                                             ------------     ------------     ------------     ------------

PARTNERS' CAPITAL, JANUARY 1, 2001           $        445     $     44,045     $     44,490        1,589,948

Net income                                             32            3,187            3,219               --
                                             ------------     ------------     ------------     ------------

PARTNERS' CAPITAL, MARCH 31, 2001            $        477     $     47,232     $     47,709        1,589,948
                                             ============     ============     ============     ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       --------------------------
                                                                          2001            2000
                                                                       ----------      ----------

OPERATING ACTIVITIES:
   Net income                                                          $    3,219      $    1,450
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                         3,577           3,222
      Gain from property sales                                             (4,219)             --
      Loss from early extinguishment of debt                                   45              --
      Cumulative effect of SFAS No. 133 adoption                              192
      Effective rent adjustments                                              (44)           (274)
   Changes in assets and liabilities:
      Receivables                                                             899              15
      Lease commission payments                                            (1,064)           (745)
      Prepaid expenses, loan reserves and other assets                     (1,183)           (818)
      Accounts payable and other liabilities                                 (606)          1,094
                                                                       ----------      ----------
         Net cash provided by operating activities                            816           3,944
                                                                       ----------      ----------

INVESTING ACTIVITIES:
   Property and tenant improvements                                          (906)         (1,870)
   Property development cost                                                 (714)         (4,596)
   Property acquisition                                                        --          (7,791)
   Cash proceeds from property sales, net of selling costs                  8,470              --
                                                                       ----------      ----------
         Net cash provided by (used in) investing activities                6,850         (14,257)
                                                                       ----------      ----------

FINANCING ACTIVITIES:
   Mortgage principal payments                                             (1,500)           (719)
   Mortgage principal early payoff                                         (2,125)             --
   Mortgage principal proceeds                                                 --           9,087
   Loan fees, expenses and prepayment penalty                                  (7)           (142)
                                                                       ----------      ----------
         Net cash (used in) provided by financing activities               (3,632)          8,226
                                                                       ----------      ----------

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                   4,034          (2,087)
BEGINNING CASH AND CASH EQUIVALENTS                                        16,457           8,332
                                                                       ----------      ----------
ENDING CASH AND CASH EQUIVALENTS                                       $   20,491      $    6,245
                                                                       ==========      ==========



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of March 31, 2001, there were 1,589,948 units outstanding.

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

    The accompanying unaudited consolidated financial statements of Hallwood Realty Partners, L.P. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2000. HRP had no items of other comprehensive income for the periods presented.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications have been made to prior period's amounts to conform to the classifications used in the current period. The reclassifications had no effect on the previously reported net income.

2   TRANSACTIONS WITH RELATED PARTIES

    Realty and HCRE are compensated for services provided to HRP and its real estate properties, as set forth in the following table for the periods presented (in thousands):

                                                                       THREE MONTHS
                                                                           ENDED
                                                       ENTITY             MARCH 31,
                                                      PAID OR     -------------------------
                                                     REIMBURSED      2001           2000
                                                     ----------   ----------     ----------

                    Asset management fee               Realty     $      155     $      140
                    Acquisition fee                    Realty             --             74
                    Disposition fee                    Realty            120             --
                    Reimbursement of costs  (a)        Realty            711            612
                    Property management fee            HCRE              513            463
                    Lease commissions                  HCRE              956            410
                    Construction fees                  HCRE              131            290

         (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

    In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred of $281,000.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)



3   COMPUTATION OF NET INCOME PER UNIT

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

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         --------------------------
                                                                            2001            2000
                                                                         ----------      ----------
        Weighted average units outstanding - basic                            1,590           1,673
        Weighted average units issued from options                               69              86
        Repurchase of units from unit option proceeds                           (14)            (22)
                                                                         ----------      ----------
        Weighted average units outstanding - assuming dilution                1,645           1,737
                                                                         ==========      ==========

4   STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information -

         Cash interest payments were $4,398,000 and $3,371,000 (net of capitalized interest of $151,000) in the three months ended March 31, 2001 and 2000, respectively.

5   PROPERTY DEVELOPMENT

    In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). HRP is anticipating the leasing of substantially all of the building in the second or third quarter of 2001, with occupancy to begin after building completion in early 2002. Financing of the development will be a combination of existing cash and proceeds from a construction loan that HRP also anticipates closing in the second or third quarter of 2001. As of March 31, 2001, HRP had incurred and capitalized $714,000 of construction development costs.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


6   PROPERTY SALES

    In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $3,035,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,150,000.

    Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

    In late March, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,910,000 of net proceeds to HRP and a net gain of $1,916,000. The net sale proceeds were used (i) to pay the outstanding mortgage principal balance of $2,125,000, (ii) to pay a prepayment penalty of $14,000 to the lender, and (iii) to add $2,771,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

7   MORTGAGES PAYABLE

    On July 27, 2000, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 6.58% and 8.12% as of March 31, 2001 and December 31, 2000, respectively.

    The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP recorded the cumulative effect of the adoption in income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. The impact on HRP's financial statements for the first three months of 2001 was $20,000, which was recorded in interest expense, as the estimated fair value of the interest rate cap was reduced to $55,000 as of March 31, 2001.

    Other than Allfirst Building's mortgage, the rest of the mortgages payable have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


8   LITIGATION

    Beginning in 1997, HRP has been a defendant in two lawsuits that were brought by Gotham Partners, L.P. in the Delaware Court of Chancery.

    The first suit was filed on February 27, 1997 in the Court of Chancery for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. and Hallwood Realty Corporation (C.A. No. 15578), and it sought access to certain books and records of HRP and was subsequently settled, allowing certain access. On April 9, 2001 the case was dismissed.

    The second action was filed on June 20, 1997 in a separate complaint in the Court of Chancery for New Castle County, Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the general partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the general partner's outside directors were entitled to judgment dismissing all claims brought against them.

    A five-day trial was held in January 2001. The Court requested post-trial briefing, which was completed by mid-April 2001. Post-trial argument is scheduled for May 1, 2001. Given the nature of the plaintiff's claims and the usual uncertainties in litigation, we are not able to predict the outcome of the litigation or whether any of the claims or defenses will ultimately be successful.

    On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV 1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the Court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant.

    Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the Court rendered a decision in favor of the defendants and on February 28, 2001, the Court issued a judgment of dismissal. On March 29, 2001, HRP filed a Notice of Appeal with respect to the February 28, 2001 judgment. The appeal has not yet been perfected.

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

                         HALLWOOD REALTY PARTNERS, L.P.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

FIRST QUARTER OF 2001 COMPARED TO THE FIRST QUARTER OF 2000

REVENUE FROM PROPERTY OPERATIONS increased $1,529,000, or 9.6%, for the first quarter of 2001, compared to the 2000 first quarter. The following table illustrates the components of the change, in thousands:

        Rental income, net                 $  1,297
        Other property income                   235
                                           --------
           Net increase                    $  1,529
                                           ========

Net rental income increased due to revenues generated from the addition and completion of one development property at Corporate Square in mid-2000 and overall higher rental rates at most of HRP's real estate properties, partially offset by a decline in average occupancy between the comparable periods from 92.2% to 88.6%.

GAIN FROM PROPERTY SALES of $4,219,000 in the first three months of 2001 is comprised of (i) the January sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,150,000, (ii) the January sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000, and (iii) the March sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,916,000.

INTEREST INCOME increased by $173,000, or 90.1%, as a result of increased earnings on overnight investments due to a higher average cash balance available for investment during the 2001 period.

PROPERTY OPERATING EXPENSES increased $631,000, or 9.8%, for the first quarter of 2001, compared to the same period in 2000. The increase is comprised primarily of the following components:

        o Operating cost with respect to the addition of the one development property at Corporate Square completed in mid-2000 contributed $211,000 towards the increase.

        o Real estate taxes increased $110,000 for comparable properties due to higher property tax values at certain properties and refunds included in the 2000 first quarter.

        o Utilities increased $212,000 for comparable properties due to higher rates for gas heating, and to a lesser extent, usage increases due to a colder winter in 2001 compared to the 2000 period.

        o Combined, all other operating costs increased $98,000, or less than 2%, between the periods.

INTEREST EXPENSE increased $643,000, or 18.1%, for the first quarter of 2001 as compared to the same period in 2000, as a result of an increase in mortgage interest of $584,000 (due to a higher average mortgage balance, in the aggregate, between the periods) and, due to a lesser extent, an increase in loan cost amortization and other interest costs of $59,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $355,000, or 11.0%, primarily due to the cost additions incurred from the development and completion of a new building at Corporate Square in July 2000 and the substantial completion of building and tenant improvements to Riverbank Plaza in April 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased $212,000, or 24.6%, for the first quarter of 2001, as compared to the same period in 2000, due to higher personnel costs and certain overhead costs.

LITIGATION COSTS were $2,690,000 and $616,000 for the first quarter of 2001 and 2000, respectively, and are related to the lawsuits described in Note 8 to the consolidated financial statements.

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

As of March 31, 2000, HRP owned fourteen real estate properties located in six states containing 5,073,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position increased $4,034,000 during the first three months of 2001 to $20,491,000 as of March 31, 2001. The sources of cash during the period were $816,000 of cash provided by operating activities, $8,470,000 of net cash proceeds from property sales, and $7,000 of net loan fee reimbursements. The uses of cash were $906,000 for property and tenant improvements; $714,000 for property development costs; $1,500,000 for scheduled mortgage principal payments; $2,125,000 for the early payoff of mortgage principal; and a $14,000 mortgage prepayment penalty.

Since August 2000, HRP has had available a $2,000,000 revolving line of credit. The line of credit matures July 31, 2001, has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%, and requires monthly interest payments but no principal amortization. As of March 31, 2001, HRP had not borrowed against this facility.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

In addition to the commitment described below with regards to Executive Park, HRP has estimated and budgeted tenant and capital improvements of $6,900,000 and lease commissions of $1,800,000 for the remainder of 2001.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). HRP is anticipating the leasing of substantially all of the building in the second or third quarter of 2001, with occupancy to begin after building completion in early 2002. Financing of the development will be a combination of existing cash and proceeds from a construction loan that HRP also anticipates closing in the second or third quarter of 2001. As of March 31, 2001, HRP had incurred and capitalized $714,000 of construction development costs.

PROPERTY AND MORTGAGE TRANSACTIONS -

In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $3,035,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,150,000.

Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

                         HALLWOOD REALTY PARTNERS, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)  -

In late March, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,910,000 of net proceeds to HRP and a net gain of $1,916,000. The net sale proceeds were used (i) to pay the outstanding mortgage principal balance of $2,125,000, (ii) to pay a prepayment penalty of $14,000 to the lender, and (iii) to add $2,771,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

INFLATION -

Inflation did not have a significant impact on HRP in 2000 and for the three months ended March 31, 2001. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2001.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 6.58% and 8.12% as of March 31, 2001 and December 31, 2000, respectively.

The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP recorded the cumulative effect of the adoption in income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. The impact on HRP's financial statements for the first three months of 2001 was $20,000, which was recorded in interest expense, as the estimated fair value of the interest rate cap was reduced to $55,000 as of March 31, 2001.

Other than Allfirst Building's mortgage, the rest of the mortgages payable have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 1% change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

                         HALLWOOD REALTY PARTNERS, L.P.



                           PART II - OTHER INFORMATION

             Item
             ----

             1          Legal Proceedings

                        Reference is made to Item 8 - Note 10 of Form 10-K for the year ended December 31, 2000 and Note 8 of this Form
                        10-Q.

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

             3          Defaults upon Senior Securities                                                         None.

             4          Submission of Matters to a Vote of Security Holders                                     None.

             5          Other Information                                                                       None.

             6          Exhibits and Reports on Form 8-K

                        (a) Exhibits                                                                            None.

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




                                                  HALLWOOD REALTY PARTNERS, L.P.
                                                  ------------------------------
                                                          (Registrant)

                                                  By: HALLWOOD REALTY, LLC
                                                      General Partner


Date: April 24, 2001                              By: /s/  JEFFREY D. GENT
      --------------                                  --------------------------
                                                      Jeffrey D. Gent
                                                      Vice President - Finance
                                                      (Principal Financial and
                                                      Accounting Officer)