Form 10-Q
period 2001-06-30
HALLWOOD REALTY PARTNERS L P
filed 2001-08-02
CIK 865439

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


                       FOR THE QUARTER ENDED JUNE 30, 2001


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

         NUMBER OF UNITS OUTSTANDING AT JULY 27, 2001: 1,589,948 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1          Financial Statements:

                Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                and December 31, 2000                                                            3

                Consolidated Statements of Income for the
                Three and Six Months Ended June 30, 2001 and 2000 (unaudited)                    4

                Consolidated Statement of Partners' Capital for the
                Six Months ended June 30, 2001 (unaudited)                                       5

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2001 and 2000 (unaudited)                              6

                Notes to Consolidated Financial Statements (unaudited)                           7

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                      11

Item 3          Quantitative and Qualitative Disclosures About Market Risk                      15



PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                               16

                Signature                                                                       17

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                               JUNE 30,      December 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS

Real estate:
    Land                                                      $    59,015    $     60,236
    Buildings and improvements                                    296,306         293,742
    Tenant improvements                                            23,431          23,284
                                                              -----------    ------------
                                                                  378,752         377,262
    Accumulated depreciation and amortization                    (172,547)       (170,870)
                                                              -----------    ------------
       Real estate, net                                           206,205         206,392

Cash and cash equivalents                                          16,821          16,457
Accounts receivable                                                 1,971           3,211
Lease commissions, net                                             11,581          11,035
Loan reserves and escrows                                          11,146           7,109
Loan costs, net                                                     3,753           3,879
Prepaid expenses and other assets                                   5,256           6,421
                                                              -----------    ------------

       Total assets                                           $   256,733    $    254,504
                                                              ===========    ============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                         $   195,666    $    200,096
    Accounts payable and accrued expenses                           6,098           5,570
    Prepaid rent, security deposits and other                       4,618           4,192
    Payable to affiliates, net                                        271             156
                                                              -----------    ------------
       Total liabilities                                          206,653         210,014
                                                              -----------    ------------

Commitments and contingencies

Partners' capital:
    Limited partners - 1,589,948 units outstanding                 49,579          44,045
    General partner                                                   501             445
                                                              -----------    ------------
       Total partners' capital                                     50,080          44,490
                                                              -----------    ------------

       Total liabilities and partners' capital                $   256,733    $    254,504
                                                              ===========    ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             -----------------------   ------------------------
                                                                2001         2000         2001          2000
                                                             ----------   ----------   ----------    ----------
REVENUES:
   Property operations                                       $   17,637   $   16,005   $   35,143    $   31,982
   Gain from property sales                                           1           --        4,220            --
   Interest                                                         287          198          652           390
                                                             ----------   ----------   ----------    ----------
      Total revenues                                             17,925       16,203       40,015        32,372
                                                             ----------   ----------   ----------    ----------

EXPENSES:
   Property operations                                            6,433        6,046       13,521        12,503
   Interest                                                       3,914        3,615        8,118         7,176
   Depreciation and amortization                                  3,709        3,175        7,286         6,397
   General and administrative                                       859        1,542        1,934         2,405
   Litigation costs                                                 639        1,292        3,329         1,908
                                                             ----------   ----------   ----------    ----------
      Total expenses                                             15,554       15,670       34,188        30,389
                                                             ----------   ----------   ----------    ----------

INCOME BEFORE EXTRAORDINARY LOSS
AND CUMULATIVE EFFECT OF
SFAS NO. 133 ADOPTION                                             2,371          533        5,827         1,983
Extraordinary loss from early extinguishment of debt                 --           --          (45)           --
                                                             ----------   ----------   ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                          2,371          533        5,782         1,983
Cumulative effect of SFAS No. 133 adoption                           --           --         (192)           --
                                                             ----------   ----------   ----------    ----------
NET INCOME                                                   $    2,371   $      533   $    5,590    $    1,983
                                                             ==========   ==========   ==========    ==========

ALLOCATION OF NET INCOME:
   Limited partners                                          $    2,347   $      527   $    5,534    $    1,963
   General partner                                                   24            6           56            20
                                                             ----------   ----------   ----------    ----------
      Total                                                  $    2,371   $      533   $    5,590    $    1,983
                                                             ==========   ==========   ==========    ==========

NET INCOME PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary loss and cumulative
      effect of SFAS No. 133 adoption                        $     1.48   $     0.32   $     3.63    $     1.19
      Loss from early extinguishment of debt                         --           --        (0.03)           --
      Cumulative effect of SFAS No. 133 adoption                     --           --        (0.12)           --
                                                             ----------   ----------   ----------    ----------
           Net income                                        $     1.48   $     0.32   $     3.48    $     1.19
                                                             ==========   ==========   ==========    ==========

   Earnings per unit - assuming dilution
      Income before extraordinary loss and cumulative
      effect of SFAS No. 133 adoption                        $     1.43   $     0.31   $     3.51    $     1.15
      Loss from early extinguishment of debt                         --           --        (0.03)           --
      Cumulative effect of SFAS No. 133 adoption                     --           --        (0.12)           --
                                                             ----------   ----------   ----------    ----------
          Net income                                         $     1.43   $     0.31   $     3.36    $     1.15
                                                             ==========   ==========   ==========    ==========

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME PER UNIT AND
POTENTIAL UNIT:
   Basic                                                          1,590        1,627        1,590         1,650
                                                             ==========   ==========   ==========    ==========
   Assuming dilution                                              1,646        1,682        1,646         1,709
                                                             ==========   ==========   ==========    ==========

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                                Limited
                                                                              Partnership
                                           General     Limited                   Units
                                           Partner    Partners      Total     Outstanding
                                          ---------   ---------   ---------   ------------
PARTNERS' CAPITAL, JANUARY 1, 2001        $     445   $  44,045   $  44,490      1,589,948

Net income                                       56       5,534       5,590             --
                                          ---------   ---------   ---------   ------------

PARTNERS' CAPITAL, JUNE 30, 2001          $     501   $  49,579   $  50,080      1,589,948
                                          =========   =========   =========   ============



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ------------------------
                                                                       2001          2000
                                                                    ----------    ----------
OPERATING ACTIVITIES:
   Net income                                                       $    5,590    $    1,983
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                      7,286         6,397
      Non-qualified unit option compensation                                --           601
      Gain from property sales                                          (4,220)           --
      Loss from early extinguishment of debt                                45            --
      Cumulative effect of SFAS No. 133 adoption                           192            --
      Effective rent adjustments                                          (120)         (476)
   Changes in assets and liabilities:
      Receivables                                                        1,240           158
      Lease commission payments                                         (2,007)       (3,063)
      Prepaid expenses, loan reserves and other assets                  (2,624)        4,020
      Accounts payable and other liabilities                              (486)          932
                                                                    ----------    ----------
         Net cash provided by operating activities                       4,896        10,552
                                                                    ----------    ----------

INVESTING ACTIVITIES:
   Property and tenant improvements                                     (3,151)       (4,320)
   Property development cost                                            (5,180)       (7,714)
   Property acquisition                                                     --        (7,791)
   Cash proceeds from property sales, net of selling costs               8,471            --
                                                                    ----------    ----------
         Net cash provided by (used in) investing activities               140       (19,825)
                                                                    ----------    ----------

FINANCING ACTIVITIES:
   Mortgage principal payments                                          (2,305)       (1,444)
   Mortgage principal early payoff                                      (2,125)           --
   Mortgage principal proceeds                                              --        13,385
   Loan fees, expenses and prepayment penalty                             (242)         (159)
   Exercise of unit options                                                 --           213
   Purchase of units                                                        --        (4,721)
                                                                    ----------    ----------
         Net cash provided by (used in) financing activities            (4,672)        7,274
                                                                    ----------    ----------

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                                  364        (1,999)
BEGINNING CASH AND CASH EQUIVALENTS                                     16,457         8,332
                                                                    ----------    ----------
ENDING CASH AND CASH EQUIVALENTS                                    $   16,821    $    6,333
                                                                    ==========    ==========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate business segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of June 30, 2001, there were 1,589,948 units outstanding.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three and/or six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications have been made to prior period's amounts to conform to the classifications used in the current period. The reclassifications had no effect on the previously reported net income.

2   TRANSACTIONS WITH RELATED PARTIES

    Realty and HCRE are compensated for services provided to HRP and its real estate properties, as set forth in the following table for the periods presented (in thousands):

                                                        THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                      ENTITY              JUNE 30,              JUNE 30,
                                     PAID OR          -----------------     ----------------
                                    REIMBURSED         2001       2000       2001      2000
                                    ----------        ------     ------     ------    ------
    Asset management fee                Realty        $  153     $  140     $  308    $  280
    Acquisition fee                     Realty            --         --         --        74
    Disposition fee                     Realty            --         --        120        --
    Reimbursement of costs  (a)         Realty           701        684      1,412     1,296
    Property management fee              HCRE            510        458      1,023       921
    Lease commissions                    HCRE            759        589      1,715       999
    Construction fees                    HCRE            431        266        562       556

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



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

                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                              --------------------    --------------------
                                                                2001        2000        2001        2000
                                                              --------    --------    --------    --------
Weighted average units outstanding - basic                       1,590       1,627       1,590       1,650
Weighted average units issued from options                          69          77          69          81
Repurchase of units from unit option proceeds                      (13)        (22)        (13)        (22)
                                                              --------    --------    --------    --------
Weighted average units outstanding - assuming dilution           1,646       1,682       1,646       1,709
                                                              ========    ========    ========    ========


4   STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information -

         Cash interest payments were $7,815,000 and $6,816,000 (net of capitalized interest of $373,000) in the six months ended June 30, 2001 and 2000, respectively.

    Supplemental disclosure of noncash investing and financing activities -

         As of June 30, 2001, HRP had a construction payable for property development costs at Executive Park of $1,555,000.


5   PROPERTY DEVELOPMENT

    In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). HRP is anticipating the leasing of substantially all of the building by late 2001 or early 2002, with occupancy to begin after building completion in early 2002. Currently it is anticipated that financing of the development costs will be from existing cash funds until project completion, at which time permanent loan financing will be secured. As of June 30, 2001, HRP had incurred and capitalized $6,735,000 of construction development costs.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



6   PROPERTY SALES

    In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $3,033,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,148,000.

    Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

    In late March, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,913,000 of net proceeds to HRP and a net gain of $1,919,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,771,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.


7   MORTGAGES PAYABLE

    On July 27, 2000, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 5.36% and 8.12% as of June 30, 2001 and December 31, 2000, respectively.

    The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. On a quarterly basis during 2001, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of June 30, 2001, the estimated fair value of the interest rate cap was $126,000.

    Other than Allfirst Building's mortgage, all other mortgages have fixed interest rates.


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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



8   LITIGATION - (CONTINUED)

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

    A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted.

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

    Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint. Both parties have filed briefs with the Second Circuit, but the oral argument has not yet been scheduled.

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

                         HALLWOOD REALTY PARTNERS, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

SECOND QUARTER OF 2001 COMPARED TO THE SECOND QUARTER OF 2000


REVENUE FROM PROPERTY OPERATIONS increased $1,632,000, or 10.2%, for the second quarter of 2001, compared to the 2000 second quarter. The following table illustrates the components of the change, in thousands:


               Rental income, net              $ 1,180
               Other property income               452
                                               -------
                  Net increase                 $ 1,632
                                               =======

Net rental income increased due to revenues generated from the addition and completion of one development property at Corporate Square in mid-2000, overall higher rental rates at most of HRP's real estate properties, and an increase in average occupancy between the comparable periods from 88.2% to 92.9%.

INTEREST INCOME increased by $89,000, or 44.9%, as a result of increased earnings on overnight investments due to a higher average cash balance available for investment during the 2001 period.

PROPERTY OPERATING EXPENSES increased $387,000, or 6.4%, for the second quarter of 2001, compared to the same period in 2000. The increase is comprised primarily of the following components:

         o Operating costs with respect to the addition of the one development property at Corporate Square completed in mid-2000 contributed $186,000 towards the increase.

         o Real estate taxes increased $151,000 for comparable properties due to higher property tax values at certain properties and refunds included in the 2000 second quarter.

         o Combined, all other operating costs increased $50,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $299,000, or 8.3%, for the second quarter of 2001 as compared to the same period in 2000, as a result of an increase in mortgage interest of $380,000 (due to a higher average mortgage balance, in the aggregate, between the periods) partially offset by a decrease in net other costs, including loan cost amortization and other interest costs, of $81,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $534,000, or 16.8%, primarily due to increases in tenant improvement depreciation of $222,000, building depreciation of $111,000, and lease commission amortization of $155,000. Contributors to the increases include cost additions incurred from the development and completion of a building at Corporate Square in July 2000 and the completion of building and tenant improvements to Riverbank Plaza in April 2000.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $683,000, or 44.3%, for the second quarter of 2001, as compared to the same period in 2000, due to $601,000 of non-qualified unit option compensation in the 2000 period and a decrease in professional fees between periods, partially offset by increases in current year personnel costs and certain overhead costs.

LITIGATION COSTS were $639,000 and $1,292,000 for the second quarter of 2001 and 2000, respectively, and are related to the lawsuits described in Note 8 to the consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST SIX MONTHS OF 2001 COMPARED TO THE FIRST SIX MONTHS OF 2000


REVENUE FROM PROPERTY OPERATIONS increased $3,161,000, or 9.9%, for the first six months of 2001, compared to the first six months of 2000. The following table illustrates the components of the change, in thousands:


               Rental income, net          $ 2,477
               Other property income           684
                                           -------
                  Net increase             $ 3,161
                                           =======

Net rental income increased due to revenues generated from the addition and completion of one development property at Corporate Square in mid-2000, overall higher rental rates at most of HRP's real estate properties, and an increase in average occupancy between the comparable periods from 90.2% to 91.6%.

GAIN FROM PROPERTY SALES of $4,220,000 in the first six months of 2001 is comprised of the January sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,150,000; the January sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000; and the March sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,917,000.

INTEREST INCOME increased by $262,000, or 67.2%, as a result of increased earnings on overnight investments due to a higher average cash balance available for investment during the 2001 period.

PROPERTY OPERATING EXPENSES increased $1,018,000, or 8.1%, for the first six months of 2001, compared to the same period in 2000. The increase is comprised primarily of the following components:

         o Operating costs with respect to the addition of the one development property at Corporate Square completed in mid-2000 contributed $397,000 towards the increase.

         o Real estate taxes increased $281,000 for comparable properties due to higher property tax values at certain properties and refunds included in the 2000 first and second quarters.

         o Utilities increased $341,000 for comparable properties due to higher rates for heating, and to a lesser extent, usage increases due to a colder winter in 2001 compared to the 2000 period.

         o Combined, all other operating costs decreased $1,000, or less than 1%, between the periods.

INTEREST EXPENSE increased $942,000, or 13.1%, for the first six months of 2001 as compared to the same period in 2000, as a result of an increase in mortgage interest of $964,000 (due to a higher average mortgage balance, in the aggregate, between the periods) partially offset by a decrease in net other costs, including loan cost amortization and other interest costs, of $22,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $889,000, or 13.9%, primarily due to increases in tenant improvement depreciation of $330,000, building depreciation of $248,000, and lease commission amortization of $208,000. Contributors to the increases include cost additions incurred from the development and completion of a building at Corporate Square in July 2000 and the completion of building and tenant improvements to Riverbank Plaza in April 2000.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $471,000, or 19.6%, for the first six months of 2001, as compared to the same period in 2000, due to $601,000 of non-qualified unit option compensation in the 2000 period, partially offset by current year increases in personnel costs and certain overhead costs.

LITIGATION COSTS were $3,329,000 and $1,908,000 for the first six months of 2001 and 2000, respectively, and are related to the lawsuits described in Note 8 to the consolidated financial statements.

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

As of June 30, 2000, HRP owned fourteen real estate properties located in six states containing 5,073,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position increased $364,000 during the first six months of 2001 to $16,821,000 as of June 30, 2001. The sources of cash during the period were $4,896,000 of cash provided by operating activities and $8,471,000 of net cash proceeds from property sales. The uses of cash were $3,151,000 for property and tenant improvements, $5,180,000 for property development costs, $2,305,000 for scheduled mortgage principal payments, $2,125,000 for the early payoff of mortgage principal, $228,000 for loan fees and expenses, and $14,000 for a mortgage prepayment penalty.

Since August 2000, HRP has had available a $2,000,000 revolving line of credit. The line of credit was renewed and matures July 31, 2002. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. As of June 30, 2001, HRP had not borrowed against this facility.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its real estate properties.

In addition to the commitment described below with regards to Executive Park, HRP has estimated commitments for tenant and capital improvements of approximately $6,400,000 for projects either in progress or for projects budgeted for 2001. Additionally, HRP estimates that it will spend about $950,000 for the remainder of 2001 on lease commissions.

Substantially all of the buildings in HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages aggregating $195,666,000 as of June 30, 2001. HRP has no mortgage loans maturing or requiring balloon principal payments until 2005. Based upon loan amortizations in effect, HRP is required to pay approximately $1,937,000 of principal payments during the remainder of 2001.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). HRP is anticipating the leasing of substantially all of the building by late 2001 or early 2002, with occupancy to begin after building completion in early 2002. Currently it is anticipated that financing of the development costs will be from existing cash funds until project completion, at which time permanent loan financing will be secured. As of June 30, 2001, HRP had incurred and capitalized $6,735,000 of construction development costs.

                         HALLWOOD REALTY PARTNERS, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED) -


PROPERTY AND MORTGAGE TRANSACTIONS -

In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $3,033,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,148,000.

Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

In late March, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,913,000 of net proceeds to HRP and a net gain of $1,919,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,774,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

INFLATION -

Inflation did not have a significant impact on HRP in 2000 and for the six months ended June 30, 2001. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2001.

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

                         HALLWOOD REALTY PARTNERS, L.P.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


On July 27, 2000, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 5.36% and 8.12% as of June 30, 2001 and December 31, 2000, respectively.

The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. On a quarterly basis during 2001, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of June 30, 2001, the estimated fair value of the interest rate cap was $126,000.

Other than Allfirst Building's mortgage, all other mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 1% change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

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


Date: August 1, 2001                    By: /s/ JEFFREY D. GENT
      --------------                        ------------------------------------
                                            Jeffrey D. Gent
                                            Vice President - Finance
                                            (Principal Financial and Accounting
                                            Officer)