Form 10-Q
period 2001-09-30
HALLWOOD REALTY PARTNERS L P
filed 2001-11-09
CIK 865439

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


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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

        NUMBER OF UNITS OUTSTANDING AT NOVEMBER 7, 2001: 1,589,948 UNITS.


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                                              Page
                                                                                              ----
Item 1          Financial Statements:

                Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                and December 31, 2000                                                            3

                Consolidated Statements of Income for the
                Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)              4

                Consolidated Statement of Partners' Capital for the
                Nine Months ended September 30, 2001 (unaudited)                                 5

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2001 and 2000 (unaudited)                        6

                Notes to Consolidated Financial Statements (unaudited)                           7

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                      12

Item 3          Quantitative and Qualitative Disclosures About Market Risk                      16



PART II - OTHER INFORMATION

Items 1 to 6    Other Information                                                               17

                Signature                                                                       18

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                            SEPTEMBER 30,
                                                                2001            DECEMBER 31,
                                                             (UNAUDITED)           2000
                                                            -------------      -------------
ASSETS

Real estate:
    Land                                                    $      59,015      $      60,236

    Buildings and improvements                                    289,211            291,474

    Tenant improvements                                            21,727             21,797
    Construction in progress                                       14,671              3,755
                                                            -------------      -------------

                                                                  384,624            377,262
    Accumulated depreciation and amortization                    (174,764)          (170,870)
                                                            -------------      -------------
       Real estate, net                                           209,860            206,392

Cash and cash equivalents                                          22,440             16,457
Accounts receivable                                                 2,703              3,211
Lease commissions, net                                             11,168             11,035
Loan reserves and escrows                                           7,275              7,109
Loan costs, net                                                     3,436              3,879
Prepaid expenses and other assets                                   5,950              6,421
                                                            -------------      -------------

       Total assets                                         $     262,832      $     254,504
                                                            =============      =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                       $     201,985      $     200,096
    Accounts payable and accrued expenses                           4,483              5,570
    Prepaid rent, security deposits and other                       3,021              4,192
    Payable to affiliates, net                                        150                156
                                                            -------------      -------------
       Total liabilities                                          209,639            210,014
                                                            -------------      -------------

Commitments and contingencies

Partners' capital:
    Limited partners - 1,589,948 units outstanding                 51,401             44,045
    General partner                                                   519                445
    Accumulated other comprehensive income                          1,273                 --
                                                            -------------      -------------
       Total partners' capital                                     53,193             44,490
                                                            -------------      -------------

       Total liabilities and partners' capital              $     262,832      $     254,504
                                                            =============      =============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ----------------------------     ----------------------------
                                                                    2001             2000            2001             2000
                                                                 -----------      -----------     -----------      -----------
REVENUES:
   Property operations                                           $    17,422      $    16,923     $    52,565      $    48,905
   Gain from property sales                                                3               --           4,223               --
   Interest                                                              235              248             887              638
                                                                 -----------      -----------     -----------      -----------
      Total revenues                                                  17,660           17,171          57,675           49,543
                                                                 -----------      -----------     -----------      -----------
EXPENSES:
   Property operations                                                 6,799            6,876          20,320           19,379
   Interest                                                            3,791            3,940          11,909           11,116
   Depreciation and amortization                                       3,438            3,361          10,724            9,758
   General and administrative                                          1,072              976           3,006            3,381
   Litigation costs                                                      206            1,359           3,535            3,267
                                                                 -----------      -----------     -----------      -----------
      Total expenses                                                  15,306           16,512          49,494           46,901
                                                                 -----------      -----------     -----------      -----------
INCOME BEFORE EXTRAORDINARY LOSS
AND CUMULATIVE EFFECT OF
SFAS NO. 133 ADOPTION                                                  2,354              659           8,181            2,642

Extraordinary loss from early extinguishments of debt                   (514)              --            (559)              --
                                                                 -----------      -----------     -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                               1,840              659           7,622            2,642

Cumulative effect of SFAS No. 133 adoption -
valuation of interest rate cap                                            --               --            (192)              --
                                                                 -----------      -----------     -----------      -----------
NET INCOME                                                       $     1,840      $       659     $     7,430      $     2,642
                                                                 ===========      ===========     ===========      ===========
ALLOCATION OF NET INCOME:
   Limited partners                                              $     1,822      $       653     $     7,356      $     2,616
   General partner                                                        18                6              74               26
                                                                 -----------      -----------     -----------      -----------
      Total                                                      $     1,840      $       659     $     7,430      $     2,642
                                                                 ===========      ===========     ===========      ===========

NET INCOME PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary loss and cumulative
      effect of SFAS No. 133 adoption                            $      1.47      $      0.41     $      5.10      $      1.61
      Loss from early extinguishments of debt                          (0.32)              --           (0.35)              --
      Cumulative effect of SFAS No. 133 adoption                          --               --           (0.12)              --
                                                                 -----------      -----------     -----------      -----------
           Net income                                            $      1.15      $      0.41     $      4.63      $      1.61
                                                                 ===========      ===========     ===========      ===========
   Earnings per unit - assuming dilution
      Income before extraordinary loss and cumulative
      effect of SFAS No. 133 adoption                            $      1.42      $      0.40     $      4.93      $      1.55
      Loss from early extinguishments of debt                          (0.31)              --           (0.34)              --
      Cumulative effect of SFAS No. 133 adoption                          --               --           (0.12)              --
                                                                 -----------      -----------     -----------      -----------
          Net income                                             $      1.11      $      0.40     $      4.47      $      1.55
                                                                 ===========      ===========     ===========      ===========
WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME PER UNIT AND
POTENTIAL UNIT:

   Basic                                                               1,590            1,590           1,590            1,630
                                                                 ===========      ===========     ===========      ===========
   Assuming dilution                                                   1,645            1,637           1,645            1,685
                                                                 ===========      ===========     ===========      ===========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                                Accumulated                     Limited
                                                                                  Other                       Partnership
                                                 Limited          General      Comprehensive                      Units
                                                 Partners         Partner         Income          Total        Outstanding
                                                ------------    ------------    ------------   ------------   ------------
PARTNERS' CAPITAL
JANUARY 1, 2001                                 $     44,045    $        445    $         --   $     44,490      1,589,948

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                                                        1,342          1,342

Amortization of deferred gain from
sale of interest rate swap                                                               (69)           (69)

Net income                                             7,356              74              --          7,430             --
                                                ------------    ------------    ------------   ------------   ------------
PARTNERS' CAPITAL
SEPTEMBER 30, 2001                              $     51,401    $        519    $      1,273   $     53,193      1,589,948
                                                ============    ============    ============   ============   ============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                        2001           2000
                                                                    -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                       $     7,430    $     2,642
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                      10,724          9,758
      Effective rent adjustments                                           (228)          (602)
      Non-qualified unit option compensation                                 --            601
      Gain from property sales                                           (4,223)            --
      Loss from early extinguishments of debt                               559             --
      Cumulative effect of SFAS No. 133 adoption -
          valuation of interest rate cap                                    192             --
   Changes in assets and liabilities:
      Accounts receivable                                                   508           (697)
      Lease commissions                                                  (2,237)        (3,706)
      Prepaid expenses, loan reserves and other assets                      820          1,458
      Accounts payable and other liabilities                             (2,159)         2,784
                                                                    -----------    -----------
         Net cash provided by operating activities                       11,386         12,238
                                                                    -----------    -----------
INVESTING ACTIVITIES:
   Property and tenant improvements                                      (4,891)        (6,942)
   Property development costs                                           (10,277)        (8,731)
   Property acquisition                                                      --         (7,791)
   Cash proceeds from property sales, net of selling costs                8,474             --
                                                                    -----------    -----------
         Net cash used in investing activities                           (6,694)       (23,464)
                                                                    -----------    -----------
FINANCING ACTIVITIES:
   Mortgage principal proceeds                                           10,000         38,123
   Mortgage principal refinanced                                         (2,760)       (12,621)
   Mortgage principal payments                                           (3,226)        (2,323)
   Mortgage principal early payoff                                       (2,125)            --
   Prepayment penalties                                                    (423)            --
   Loan fees and expenses                                                  (175)          (918)
   Exercise of unit options                                                  --            213
   Purchase of units                                                         --         (4,721)
                                                                    -----------    -----------
         Net cash provided by financing activities                        1,291         17,753
                                                                    -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                     5,983          6,527
BEGINNING CASH AND CASH EQUIVALENTS                                      16,457          8,332
                                                                    -----------    -----------
ENDING CASH AND CASH EQUIVALENTS                                    $    22,440    $    14,859
                                                                    ===========    ===========



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



1    ORGANIZATION AND ACCOUNTING POLICIES

     Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of September 30, 2001, there were 1,589,948 units outstanding.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three and/or nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Certain reclassifications have been made to prior period's amounts to conform to the classifications used in the current period. The reclassifications had no effect on the previously reported net income.

     In August 2001, Statements of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The provisions of this statement are effective for HRP beginning on January 1, 2002. HRP believes that the impact of adopting SFAS No. 144 will be immaterial to its financial statements.

2    TRANSACTIONS WITH RELATED PARTIES

     Realty and HCRE are compensated for services provided to HRP and its real estate properties as set forth in the following table for the periods presented (in thousands):

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                           ENTITY             SEPTEMBER 30,              SEPTEMBER 30,
                                          PAID OR      -------------------------   -------------------------
                                         REIMBURSED       2001           2000         2001          2000
                                         -----------   -----------   -----------   -----------   -----------
Asset management fee                       Realty      $       153   $       149   $       461   $       429
Acquisition fee                            Realty               --            --            --            74
Disposition fee                            Realty               --            --           120            --
Reimbursement of costs  (a)                Realty              710           610         2,122         1,906
Property management fee                     HCRE               504           487         1,527         1,408
Lease commissions                           HCRE               168           426         1,883         1,425
Construction fees                           HCRE               348           121           910           677


     (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for partnership level salaries and compensation, bonuses, employee and director insurance, and certain overhead costs. HRP pays the balance of its account with Realty on a monthly basis.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


2    TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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


                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                September 30,
                                                               --------------------------    --------------------------
                                                                  2001           2000           2001           2000
                                                               -----------    -----------    -----------    -----------
Weighted average units outstanding - basic                           1,590          1,590          1,590          1,630
Weighted average units issued from options                              69             69             69             77
Repurchase of units from unit option proceeds                          (14)           (22)           (14)           (22)
                                                               -----------    -----------    -----------    -----------
Weighted average units outstanding - assuming dilution               1,645          1,637          1,645          1,685
                                                               ===========    ===========    ===========    ===========


4    STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information -

          Cash interest payments were $12,139,000 (net of capitalized interest of $248,000) and $10,408,000 (net of capitalized interest of $522,000) in the nine months ended September 30, 2001 and 2000, respectively.

     Supplemental disclosure of noncash investing and financing activities -

          As of September 30, 2001, HRP had a construction payable for property development costs at Executive Park of $1,168,000.

5    PROPERTY DEVELOPMENT

     In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). HRP is anticipating the leasing of substantially all of the building by mid to late 2002, with some occupancy to begin after building completion in early 2002. Currently it is anticipated that financing of the development costs will be from existing cash funds until the project is substantially leased, at which time permanent loan financing will be secured. As of September 30, 2001, HRP had incurred and capitalized $11,445,000 of construction development costs.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


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

     In late March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,922,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

7    MORTGAGES PAYABLE

     On July 27, 2000, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 4.88% and 8.12% as of September 30, 2001 and December 31, 2000, respectively.

     The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. On a quarterly basis during 2001, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of September 30, 2001, the estimated fair value of the interest rate cap was $30,000.

     Additionally, as the result of the adoption of SFAS No. 133, HRP reclassified the remaining unamortized gain equal to $1,342,000 from the sale of its interest rate swap agreement from liabilities to accumulated other comprehensive income. These proceeds, which were received in July 2000, will continue to be amortized over the life of Allfirst Building's mortgage payable into interest expense.

     On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

     Other than Allfirst Building's mortgage, all other mortgages have fixed interest rates.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


8    COMPREHENSIVE INCOME

     The components of other comprehensive income for the three and nine months ended September 30, 2001 and 2002 are shown as follows (in thousands):

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                          --------------------------   --------------------------
                                                              2001           2000         2001           2000
                                                          -----------    -----------   -----------    -----------
Net income                                                $     1,840    $       659   $     7,430    $     2,642

Reclassification of cumulative effect of SFAS No
133 adoption - deferred gain from sale of
interest rate swap                                              1,342             --         1,342             --

Other Comprehensive Income -
     Amortization of deferred gain
     from sale of interest rate swap                              (69)            --           (69)            --
                                                          -----------    -----------   -----------    -----------
Comprehensive income                                      $     3,113    $       659   $     8,703    $     2,642
                                                          ===========    ===========   ===========    ===========




9    LITIGATION

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


9    LITIGATION - CONTINUED

     A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood IN CONNECTION WITH A REVERSE UNIT SPLIT IMPLEMENTED BY HRP IN 1995 WERE IN COMPLIANCE WITH HRP'S PARTNERSHIP AGREEMENT. THE COURT ALSO FOUND THAT THE SALE OF UNITS TO HALLWOOD IN CONNECTION WITH A 1995 ODD-LOT OFFER BY HRP DID NOT COMPLY WITH CERTAIN PROCEDURES REQUIRED BY THE HRP PARTNERSHIP AGREEMENT. THE COURT RULED THAT THE DEFENDANTS OTHER THAN HRP PAY A JUDGMENT IN THE AMOUNT OF $3,417,423, PLUS PRE-JUDGMENT INTEREST FROM AUGUST 1995 TO HRP. THE AMOUNT REPRESENTS WHAT THE COURT DETERMINED WAS AN UNDERPAYMENT BY HALLWOOD. THE COURT'S JUDGMENT IS NOT FINAL UNTIL ALL REHEARINGS AND APPEALS HAVE BEEN EXHAUSTED. IN AUGUST 2001, PLAINTIFF AND CERTAIN DEFENDANTS APPEALED THE COURT OF CHANCERY'S JUDGMENT TO THE DELAWARE SUPREME COURT. THOSE APPEALS ARE PENDING. IN OCTOBER 2001, HRP RECEIVED THE $3,417,423 JUDGMENT TOGETHER WITH $2,987,576 OF PRE-JUDGMENT AND POST-JUDGMENT INTEREST, SUBJECT TO AN ARRANGEMENT THAT IT BE RETURNED IN FULL OR PART IF THE JUDGMENT IS MODIFIED OR REVERSED ON APPEAL. AS OF SEPTEMBER 30, 2001, THE JUDGMENT AND INTEREST ARE NOT RECORDED IN HRP'S FINANCIAL STATEMENTS.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

THIRD QUARTER OF 2001 COMPARED TO THE THIRD QUARTER OF 2000

REVENUE FROM PROPERTY OPERATIONS increased $499,000, or 2.9%, for the third quarter of 2001, compared to the 2000 third quarter. The following table illustrates the components of the change, in thousands:

              Rental income, net                             $  359
              Other property income                             140
                                                             ------
                 Net increase                                $  499
                                                             ======


Net rental income increased due to revenues generated from the addition and completion of one development property at Corporate Square in mid-2000, overall higher rental rates at most of HRP's real estate properties, and an increase in average occupancy between the comparable periods from 88.5% to 91.5%.

INTEREST INCOME decreased by $13,000, or 5.2%, as a result of lower interest rates, partially offset by a higher average cash balance available for investment during the 2001 period.

PROPERTY OPERATING EXPENSES decreased $77,000, or 1.1%, for the third quarter of 2001, compared to the same period in 2000. The decrease is comprised primarily of the following components:

     o Operating costs with respect to the addition of the one development property at Corporate Square completed in mid-2000 were $101,000 greater in the 2001 period.

     o Combined, all other operating costs decreased $178,000, or about 2.6%, between the periods.

INTEREST EXPENSE decreased $149,000, or 3.8%, for the third quarter of 2001 as compared to the same period in 2000, as a result of the capitalization of $248,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the consolidated financial statements), partially offset by an increase in mortgage interest of $72,000 (due to a higher average mortgage balance) and an increase in loan cost amortization and other interest costs of $27,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $77,000, or 2.3%, primarily due to cost additions incurred from the development and completion of a building at Corporate Square in July 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased $96,000, or 9.8%, for the third quarter of 2001, as compared to the same period in 2000, due to increases in current year personnel costs and certain overhead costs.

LITIGATION COSTS were $206,000 and $1,359,000 for the third quarter of 2001 and 2000, respectively, and are related to the lawsuits described in Note 9 to the consolidated financial statements.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $514,000 in the third quarter of 2001 is from the early payoff and subsequent refinancing of a loan secured by a portion of Corporate Square and is comprised of a prepayment penalty of $409,000 and the writeoff of $105,000 of unamortized loan costs associated with the retired loan.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST NINE MONTHS OF 2001 COMPARED TO THE FIRST NINE MONTHS OF 2000

REVENUE FROM PROPERTY OPERATIONS increased $3,660,000, or 7.5%, for the first nine months of 2001, compared to the first nine months of 2000. The following table illustrates the components of the change, in thousands:

              Rental income, net                          $   2,836
              Other property income                             824
                                                          ---------
                 Net increase                             $   3,660
                                                          =========


Net rental income increased due to revenues generated from the addition and completion of one development property at Corporate Square in mid-2000, overall higher rental rates at most of HRP's real estate properties, and an increase in average occupancy between the comparable periods from 89.6% to 91.6%.

GAIN FROM PROPERTY SALES of $4,223,000 in the first nine months of 2001 is comprised of the January sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,148,000; the January sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000; and the March sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,922,000.

INTEREST INCOME increased by $249,000, or 39.0%, as a result of increased earnings on overnight investments due to a higher average cash balance available for investment during the 2001 period, partially offset by lower interest rates.

PROPERTY OPERATING EXPENSES increased $941,000, or 4.9%, for the first nine months of 2001, compared to the same period in 2000. The increase is comprised primarily of the following components:

     o Operating costs with respect to the addition of the one development property at Corporate Square completed in mid-2000 contributed $498,000 towards the increase.

     o Real estate taxes increased $264,000 for comparable properties due to higher property tax values at certain properties and refunds included in the 2000 period.

     o Utilities increased $125,000 for comparable properties due to higher rates for heating, and to a lesser extent, usage increases due to a colder winter in 2001 compared to the 2000 period.

     o Management fees increased $74,000 for comparable properties due to the increase in rental income.

     o Professional fees decreased $260,000 for comparable properties primarily due to costs for research and analysis of potential property development projects incurred in the 2000 period.

     o Combined, all other operating costs increased $240,000, or about 1.2%, between the periods.

INTEREST EXPENSE increased $793,000, or 7.1%, for the first nine months of 2001 as compared to the same period in 2000, as a result of an increase in mortgage interest of $1,036,000 (due to a higher average mortgage balance) and an increase in loan cost amortization and other interest costs of $5,000, partially offset by the capitalization of $248,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the consolidated financial statements).

DEPRECIATION AND AMORTIZATION EXPENSE increased $966,000, or 9.9%, primarily due to increases in tenant improvement depreciation of $336,000, building depreciation of $264,000, and lease commission amortization of $215,000. Contributors to the increases include cost additions incurred from the development and completion of a building at Corporate Square in July 2000 and the completion of building and tenant improvements to Riverbank Plaza in April 2000.

GENERAL AND ADMINISTRATIVE EXPENSES decreased $375,000, or 11.1%, for the first nine months of 2001, as compared to the same period in 2000, due to $601,000 of non-qualified unit option compensation in the 2000 period, partially offset by current year increases in personnel costs and certain overhead costs.

LITIGATION COSTS were $3,535,000 and $3,267,000 for the first nine months of 2001 and 2000, respectively, and are related to the lawsuits described in Note 9 to the consolidated financial statements.

LOSS ON EARLY EXTINGUISHMENTS OF DEBT of $559,000 in the 2001 period is from the early payoff of the loan secured by Joy Road Distribution Center and the refinancing of a loan secured by a portion of Corporate Square and is comprised of prepayment penalties of $423,000 and the writeoff of $136,000 of unamortized loan costs associated with the retired loans.

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

As of September 30, 2000, HRP owned fourteen real estate properties located in six states containing 5,072,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP's cash position increased $5,983,000 during the first nine months of 2001 to $22,440,000 as of September 30, 2001. The sources of cash during the period were $11,386,000 of cash provided by operating activities, $10,000,000 of mortgage principal proceeds, and $8,474,000 of net cash proceeds from property sales. The uses of cash were $4,891,000 for property and tenant improvements, $10,277,000 for property development costs, $3,226,000 for scheduled mortgage principal payments, $2,760,000 of mortgage principal repayments from mortgage proceeds, $2,125,000 for the early payoff of mortgage principal, $423,000 for mortgage prepayment penalties, and $175,000 for loan fees and expenses.

Since August 2000, HRP has had available a $2,000,000 revolving line of credit. The line of credit was renewed and matures July 29, 2002. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. As of September 30, 2001, HRP had not borrowed against this facility.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its real estate properties.

In addition to the commitment described below with regards to Executive Park, HRP currently has estimated commitments for tenant and capital improvements of approximately $7,200,000 for projects either in progress or for projects identified to be done. Additionally, HRP estimates that it may spend about $700,000 for the remainder of 2001 and early 2002 for lease commissions.

Substantially all of the buildings in HRP's real estate properties were encumbered by and pledged as collateral under non-recourse mortgages aggregating $201,985,000 as of September 30, 2001. HRP has no mortgage loans maturing or requiring balloon principal payments until 2005. Based upon loan amortizations in effect, HRP is required to pay approximately $769,000 of principal payments during the remainder of 2001.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 122,000 net rentable square feet. The estimated construction and development costs for the building and tenant improvements are approximately $21,000,000 (excluding the existing land cost). HRP is anticipating the leasing of substantially all of the building by mid to late 2002, with some occupancy to begin after building completion in early 2002. Currently it is anticipated that financing of the development costs will be from existing cash funds until the project is substantially leased, at which time permanent loan financing will be secured. As of September 30, 2001, HRP had incurred and capitalized $11,445,000 of construction development costs.

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

In late March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,919,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Income as an extraordinary item.

INFLATION -

Inflation did not have a significant impact on HRP in 2000 and for the nine months ended September 30, 2001. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2001.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


On July 27, 2000, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 4.88% and 8.12% as of September 30, 2001 and December 31, 2000, respectively.

The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of Statements of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. On a quarterly basis during 2001, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of September 30, 2001, the estimated fair value of the interest rate cap was $30,000.

Additionally, as the result of the adoption of SFAS No. 133, HRP reclassified the remaining unamortized gain equal to $1,342,000 from the sale of its interest rate swap agreement from liabilities to accumulated other comprehensive income. These proceeds, which were received in July 2000, will continue to be amortized over the life of Allfirst Building's mortgage payable into interest expense.

Other than Allfirst Building's mortgage, all other mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 1% change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

                         HALLWOOD REALTY PARTNERS, L.P.


                           PART II - OTHER INFORMATION

Item
1          Legal Proceedings

           Reference is made to Item 8 - Note 10 of Form 10-K for the year ended December 31, 2000 and Note 9 of this Form
           10-Q.

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



                               HALLWOOD REALTY PARTNERS, L.P.
                               ----------------------------------------
                                     (Registrant)


                               By: HALLWOOD REALTY, LLC
                                   General Partner

Date: November 8, 2001         By: /s/  JEFFREY D. GENT
                                   ------------------------------------
                                   Jeffrey D. Gent
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)