Form 10-K
period 2001-12-31
HALLWOOD REALTY PARTNERS L P
filed 2002-03-27
CIK 865439

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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
                                 -----

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days. Yes  X    No
                                                      ------   ------

    The aggregate market value of units held by nonaffiliates of the registrant as of March 22, 2002 was $88,159,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 22, 2002: 1,589,948 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.


                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
          PART I

              Item 1.     Business                                                            3

              Item 2.     Properties                                                          6

              Item 3.     Legal Proceedings                                                   8

              Item 4.     Submission of Matters to a Vote of
                          Security Holders                                                    9


          PART II

              Item 5.     Market for Registrant's Units and Related
                          Security Holder Matters                                             9

              Item 6.     Selected Financial Data                                            10

              Item 7.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                      11

              Item 7a.    Quantitative and Qualitative Disclosures about Market Risk         18

              Item 8.     Financial Statements and Supplemental Information                  19

              Item 9.     Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosures                               39


          PART III

              Item 10.    Directors and Executive Officers of the Registrant                 40

              Item 11.    Executive Compensation                                             41

              Item 12.    Security Ownership of Certain Beneficial Owners
                          and Management                                                     43

              Item 13.    Certain Relationships and Related Transactions                     43


          PART IV

              Item 14.    Exhibits, Financial Statement Schedule and
                          Reports on Form 8-K.                                               44

                                     PART I


ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate segment. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY".

As of December 31, 2001, HRP owned fourteen real estate properties (the "Properties") located in six states containing 5,073,000 net rentable square feet (for additional information, see Item 2 - Properties). HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

RISKS, COMPETITION AND OTHER FACTORS

DETERIORATION IN ECONOMIC CONDITIONS AND THE REAL ESTATE MARKETS COULD HARM HRP'S BUSINESS.

The commercial real estate industry depends on a number of factors relating to general global, national, regional and local economic conditions, including inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP's business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP's financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate.

HRP's cash flow would be adversely affected by decreases in the performance of the properties it owns. Property performance typically depends upon the ability to attract and retain creditworthy tenants; the ability to manage operating expenses; the magnitude of defaults by tenants under their respective leases; governmental regulations; the nature and extent of competitive properties; financial and economic conditions generally and in the specific areas where properties are located; and the real estate market generally. Expenses may increase due to unexpected or higher repairs and maintenance costs, inflation, services and costs required to retain tenants or to sign new tenants, unsuccessful appeals of rising real estate taxes, changes in interest rates, higher insurance costs, the outcome of existing or future litigation, as well as other factors, many of which are beyond the control of HRP.

HRP MAYBE SENSITIVE TO CHANGES IN INTEREST RATES.

Because only one of its mortgage loans has a floating interest rate, HRP's exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing loan rate. As of December 31, 2001, HRP had mortgage loans totaling $176,224,000 with fixed interest rates from 6.97% to 8.7% (with an effective average interest rate of 8.21%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate compared to the existing rate will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

HRP's $25,000,000 mortgage loan secured by Allfirst Building bears interest at LIBOR plus 130 basis points, and therefore HRP's actual cash interest costs are affected by changes in market interest rates. The interest rate for this loan was 3.44% as of December 31, 2001. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

INSURANCE RISKS HAVE INCREASED AS A RESULT OF RECENT EVENTS.

Due in large part to the terrorist activities of September 11, 2001, HRP believes that insurance companies are re-examining many aspects of their business, and may consider taking certain actions in the wake of these terrorist activities. Among such actions which insurance companies may take are increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP's ability to obtain appropriate insurance coverages at reasonable costs.

HRP MAY INCUR ENVIRONMENTAL LIABILITY IN ITS ROLE AS A PROPERTY OWNER.

Various national, state and local laws and regulations impose liability on real property owners, such as HRP, for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances. The liability may be imposed even if the original actions were legal and HRP did not know of, or was not responsible for, the presence of such hazardous or toxic substances. HRP may also be solely responsible for the entire payment of the liability if it is subject to joint and several liability with other responsible parties who are unable to pay. HRP may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property or if a third party is damaged or injured as a result of environmental contamination emanating from the site. HRP cannot be sure that any of such liabilities to which it may become subject will not have a material adverse effect upon its business, results of operations or financial condition.

Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at Parklane Towers is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

HRP MAY HAVE DIFFICULTY DISPOSING OF ASSETS WHEN IT HAS TO DO SO.

HRP's basic investment strategy is to hold real estate assets until what it believes to be an optimal time to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond HRP's control could make it necessary for HRP to dispose of real estate properties during weak markets. Following a period when the market value of HRP's assets fell significantly, it could be required to sell assets at a time when it may be very inopportune to do so. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable prices when disposing assets during weak markets.

IF HRP DOES NOT GENERATE SUFFICIENT CASH FLOWS FROM OPERATIONS, IT MAY NEED ADDITIONAL CAPITAL.

To date, HRP has financed its operations with cash from profitably operating its established properties. If HRP does not generate enough cash from operations to finance its business in the future, it will need to raise additional funds through public or private financing or asset sales. If HRP borrows money, it may be required to agree to restrictions limiting its operating flexibility. If HRP requires additional funds and is not able to obtain such funds, it would have a material adverse effect on its operations.

SOME OF HRP'S LOANS CONTAIN COVENANTS AND RESTRICTIONS, WHICH AFFECT
FLEXIBILITY.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. Debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous twelve months to the loan's annual debt service. The ratio, for the loan requiring a minimum 1.15 ratio, was 2.35, 2.19, and 1.91 for 2001, 2000, and 1999, respectively. The ratio, for the loan requiring a minimum 1.10 ratio, was 1.94, 2.45, and 2.24 for the same periods. Accordingly, HRP was in compliance with its loans' covenants for the three years ended December 31, 2001. As of December 31, 2001, the outstanding balance of the loans is $113,649,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, its ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral at a currently cost-prohibitive rate. These loans also, under certain circumstances, may restrict the ability of HRP to merge, to consolidate or to liquidate.

HRP IS SUBJECT TO LITIGATION.

HRP is currently a party to certain litigation in Delaware state court, as described more fully in Item 3 - Legal Proceedings. The trial court in that matter ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The plaintiff and certain defendants have appealed that ruling. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP.

HRP IS SUBJECT TO COMPETITION.

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

OTHER RISKS.

Realty and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. All 95 employees rendering services on behalf of HRP and its Properties are employees of Realty and/or HCRE.

Allfirst Bank, the principal tenant of Allfirst Building, has options to purchase the building from HRP in either 2004 or 2006.

The business of HRP involves only one industry segment. Accordingly, all information required by Item 101(b) of Regulation S-K is included in the Consolidated Financial Statements included in Item 8. HRP has no foreign operations and its business is not seasonal.

OCCUPANCY AND MAJOR TENANT INFORMATION

For information regarding occupancy, percentages of square feet scheduled to expire by calendar year, and major tenants, see "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

As of December 31, 2001, HRP owned fourteen properties in six states with 5,073,000 net rentable square feet.

    NAME AND LOCATION                         GENERAL DESCRIPTION OF THE PROPERTY
    -----------------                         -----------------------------------
Airport Plaza                            Fee simple interest in a 3-story office building constructed in 1982 containing
San Diego, California                    48,853 net rentable square feet of space located on 2 acres of land. The property was 80% occupied at December 31, 2001.

Allfirst Building                        Fee simple interest in a 22-story office building constructed in 1972 containing
Baltimore, Maryland                      345,172 net rentable square feet of office space on 0.6 acres of land. At
                                         December 31, 2001, the property was 97% occupied. Allfirst Bank, the principal tenant of Allfirst Building, has options to purchase the building from HRP for
                                         $28,000,000 in either 2004 or 2006.

Bellevue Corporate Plaza                 Fee simple interest in a 10-story office building constructed in 1980 containing
Bellevue, Washington                     242,939 net rentable square feet of space located on 3.6 acres of land. The property was 80% occupied at December 31, 2001.

Bradshaw Business Parks                  Fee simple interest in 21 single-story buildings located at four separate sites
Sacramento and                           containing an aggregate of 452,838 net rentable square feet of office/warehouse
Rancho Cordova, California               space on 31 acres of land and constructed between 1974 and 1980. At December 31,
                                         2001, the property was 92% occupied.

Corporate Square                         Fee simple interest in a 10-building office complex ranging from one to seven
Atlanta, Georgia                         stories, constructed between 1967 and 2000, containing an aggregate of 592,769 net rentable square feet of space located on 34 acres of land. The property was
                                         98% occupied at December 31, 2001.

Executive Park                           Fee simple interest in 25 office buildings ranging from one to six stories,
Atlanta, Georgia                         constructed between 1965 and 1972, containing a total of 891,615 net rentable square feet of space located on 70 acres of land. The property was 81% occupied at December 31, 2001. In 2001, HRP began constructing (on another previously owned 3 acres of land) a 5-story building which will contain 125,000 net rentable square feet. (For additional information regarding this project, see
                                         "Liquidity and Capital Resources" in Item 7 - Management's Discussion and
                                         Analysis of Financial Condition and Results of Operations.)

Fairlane Commerce Park                   Fee simple interest in a portion of an office/industrial park consisting of 11
Dearborn, Michigan                       single-story buildings constructed between 1973 and 1990. The property consists of 416,056 net rentable square feet of space on about 35 acres of land. The property was 100% occupied at December 31, 2001.

NAME AND LOCATION                             GENERAL DESCRIPTION OF THE PROPERTY
-----------------                             -----------------------------------
Fountain View Business Center            Fee simple interest in three 3-story office buildings constructed in 1980
San Diego, California                    containing 89,432 net rentable square feet of space located on 4.3 acres of land. As of December 31, 2001, the property was 98% occupied.

Gulley Road Industrial Park              Fee simple interest in an industrial park consisting of 5 single-story buildings
Dearborn, Michigan                       constructed between 1990 and 1993 containing 154,360 net rentable square feet on
                                         11 acres of land. The property was 88% occupied at December 31, 2001.

Montrose Office Center                   Fee simple interest in a 10-story office building constructed in 1980 containing
Rockville, Maryland                      147,658 net rentable square feet of space on 3 acres of land. The property was
                                         93% occupied at December 31, 2001.

Parklane Towers                          Fee simple interest in twin 15-story office buildings constructed in 1973
Dearborn, Michigan                       containing 486,542 net rentable square feet of space on 31.8 acres of land. The property was 97% occupied at December 31, 2001.

Raintree Industrial Park                 Fee simple interest in an office/industrial complex constructed between 1971 and
Solon, Ohio                              1979 containing 795,198 net rentable square feet of space in 14 single-story buildings on 49 acres of land. The property was 87% occupied at December 31,
                                         2001.

Riverbank Plaza                          Fee simple interest in two 3-story office buildings constructed in 1978
San Diego, California                    containing 40,222 net rentable square feet of space located on 1.6 acres of land. As of December 31, 2001, the property was 90% occupied.

Seattle Business Parks                   Fee simple interest in office/industrial parks located at two separate sites.
Kent and Tukwila, Washington             The single-story buildings were completed between 1972 and 1993 and contain an aggregate of 369,222 net rentable square feet of space in 17 buildings on 23 acres of land. At December 31, 2001, the property was 95% occupied.

For information regarding encumbrances to which the properties are subject and the status of related mortgage loans, see "Liquidity and Capital Resources" in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 to the Consolidated Financial Statements and
Schedule III in Item 8 - Financial Statements and Supplemental Information.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The minimum cash rental payments are $149,000, $315,000, and $315,000 for 2002, 2003 and 2004, respectively, of which HRP's portion is approximately $100,000, $210,000 and $210,000 for 2002, 2003 and
2004, respectively.

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

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the appeals and the uncertainty of their outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

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

Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002.

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

HRP's units are traded on the American Stock Exchange under the symbol "HRY". As of March 22, 2002, there were approximately 26,000 unitholders owning the 1,589,948 units outstanding. HRP has not paid any cash distributions since February, 1992. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners.

The following table shows the range of sales prices for the periods indicated, as reported by the American Stock Exchange:


                                         Trading Ranges
                                     --------------------
                                       High         Low
                                     -------      -------

          2000 -
              1st Quarter            $ 50.75      $ 41.88

              2nd Quarter              48.00        34.25

              3rd Quarter              46.50        33.25

              4th Quarter              46.25        40.00

          2001 -

              1st Quarter            $ 71.75      $ 47.50

              2nd Quarter              67.50        56.00

              3rd Quarter              60.00        52.00

              4th Quarter              71.02        52.75

ITEM 6. SELECTED FINANCIAL DATA


The following table sets forth selected financial data regarding HRP's results of operations and financial position as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 and the Consolidated Financial Statements and notes thereto contained in Item 8.

                                                                              Year Ended December 31,
                                                         ---------------------------------------------------------------
                                                            2001         2000          1999         1998          1997
                                                         ----------   ----------    ----------   ----------   ----------
                                                                       (in thousands except per unit amounts)

STATEMENTS OF OPERATIONS:

Total revenues                                           $   74,584   $   67,292    $   59,645   $   56,680   $   53,899
Income before extraordinary item and
cumulative effect of SFAS No. 133 adoption                    9,079           90         4,062        6,246        2,357
Net income (loss)                                             8,328         (299)        4,062       11,593        2,357

Income (loss) per unit and equivalent unit:
   Basic -
      Income before extraordinary item and
      cumulative effect of SFAS No. 133 adoption               5.66         0.06          2.40         3.70         1.40
      Net income (loss)                                        5.19        (0.18)         2.40         6.86         1.40
   Assuming dilution -
      Income before extraordinary item and
      cumulative effect of SFAS No. 133 adoption               5.47         0.05          2.31         3.55         1.35

      Net income (loss) per unit                               5.01        (0.18)         2.31         6.59         1.35


BALANCE SHEETS:

Real estate, net (a)                                     $  213,574   $  206,392    $  192,814   $  175,779   $  179,028

Total assets                                                269,875      254,504       230,386      214,023      207,134

Mortgages payable                                           201,224      200,096       171,312      162,078      157,911

Partners' capital (b)                                        54,022       44,490        48,696       44,634       33,041

NOTES TO SELECTED FINANCIAL DATA:

    (a) Acquisition and development activity from 1999 to 2001 increased HRP's real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

    (b) Partners' capital includes Accumulated Other Comprehensive Income of $1,204,000 as of December 31, 2001. Partners' capital balance is allocated 99% to the limited partners and 1% to the General Partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS:

2001 VERSUS 2000 -

REVENUE FROM PROPERTY OPERATIONS in 2001 increased $3,033,000, or 4.6%, compared to 2000. The following table illustrates the components of the change:

        Rental income, net                         $ 2,208,000
        Other property income                          825,000
                                                   -----------
           Net increase                            $ 3,033,000
                                                   ===========

Net rental income increased due to revenues generated from the addition and completion of one development property at Corporate Square in mid-2000 ($1,971,000), overall higher rental rates at most of HRP's real estate properties, and an increase in average occupancy between years from 89.4% to 90.9%. As of December 31, 2001, HRP had leases executed and in place for approximately 91% of the portfolio's net rentable square feet (excluding a 125,000 square foot development property at Executive Park). Other property income increased primarily due to increases in tenant expense recoveries.

GAIN FROM PROPERTY SALES of $4,184,000 in 2001 is comprised of the January sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,109,000; the January sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000; and the March sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,922,000.

INTEREST INCOME increased by $75,000, or 7.7%, as a result of increased earnings on overnight investments due to a higher average cash balance available for investment, partially offset by lower interest rates.

PROPERTY OPERATING EXPENSES for 2001 increased $641,000, or 2.4%, compared to 2000. The increase is comprised primarily of the following components:

    o Operating costs with respect to the addition of the one development property at Corporate Square completed in mid-2000 were $629,000 greater than in 2001.

    o Professional fees decreased $705,000 primarily due to costs incurred in 2000 for research and analysis of potential property development projects.

    o Combined, all other operating costs increased $717,000, or about 2.7%, of which none are individually significant.

INTEREST EXPENSE for 2001 increased $143,000, or 0.9%, compared to 2000 as a result of an increase in mortgage loan interest of $845,000 (due to a higher average mortgage loan balance), partially offset by the capitalization of $486,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the Consolidated Financial Statements), and a decrease in loan cost amortization and other interest costs of $216,000.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent between years and increased $64,000, or 0.4%.

GENERAL AND ADMINISTRATIVE EXPENSES for 2001 decreased $690,000, or 13.7%, compared to 2000 primarily due to $601,000 of non-qualified unit option compensation in 2000.

LITIGATION COSTS were $3,808,000 and $5,663,000 for 2001 and 2000, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 11 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS   (CONTINUED) -

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $559,000 in 2001 is from the early payoff of the loan secured by Joy Road Distribution Center and the refinancing of a loan secured by a portion of Corporate Square and is comprised of prepayment penalties of $423,000 and the writeoff of $136,000 of unamortized loan costs associated with the retired loans.

2000 VERSUS 1999 -

REVENUE FROM PROPERTY OPERATIONS in 2000 increased $7,587,000, or 12.9%, compared to 1999. The following table illustrates the components of the change:

         Rental income, net                        $  6,638,000
         Other property income                          949,000
                                                   ------------
            Net increase                           $  7,587,000
                                                   ============

Net rental income increased as the result of overall higher rental rates, the August 1999 to January 2000 acquisitions of Riverbank Plaza, Gulley Road Industrial Park, and Fountain View Business Center ($2,532,000), and the completion of a new building at Corporate Square in mid-2000 ($1,402,000). Collectively these four properties are referred as "New Properties". These increases to rental income were partially offset by a decline in average occupancy, in the aggregate, between years from 93.1% to 89.4%. The decrease in average occupancy was primarily due to Joy Road Distribution Center's drop from 98% occupancy at year-end 1999 to 28% occupancy at year-end 2000. As of December 31, 2000, HRP had leases executed and in place for approximately 90% of the portfolio's net rentable square feet. Other property income increased primarily due to increases in tenant expense recoveries.

INTEREST INCOME increased $60,000 as a result of additional earnings on overnight investments due to slightly higher interest rates, partially offset by lower average cash balances available for investment.

PROPERTY OPERATING EXPENSES for 2000 increased $2,590,000, or 10.8%, compared to 1999. The increase is comprised primarily of the following components:

    o Operating costs with respect to the New Properties contributed $1,362,000 towards the overall increase.

    o Professional fees increased primarily due to $539,000 of costs for research and analysis of potential property development projects.

    o Combined, all other operating costs increased $689,000, or 2.9%, between the years.

INTEREST EXPENSE for 2000 increased $1,742,000, or 12.7%, compared to 1999 as a result of an increase in mortgage loan interest of $1,442,000 (including $1,453,000 for the New Properties) due to a higher average mortgage loan balance, in the aggregate and, due to a lesser extent, an increase in loan cost amortization and other interest of $300,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $2,500,000, or 20.8%, due to $1,137,000 of depreciation for the New Properties and increases of $584,000 of depreciation and $779,000 of lease commission amortization for comparable properties.

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

LITIGATION COSTS were $5,663,000 and $2,105,000 for 2000 and 1999, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 11 to the Consolidated Financial Statements.

LOSS ON EARLY EXTINGUISHMENT OF DEBT of $389,000 in 2000 is from the early payoff of the loan secured by Bradshaw Business Parks and is comprised of a prepayment penalty of $286,000 and the writeoff of $103,000 of unamortized loan costs associated with the retired loan.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL INFORMATION -

HRP operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner's intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends, operations, and other factors to determine if any should be considered for disposal.

As of December 31, 2001, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,073,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2001, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, these wholly-owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of HRP.

CRITICAL ACCOUNTING POLICIES -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from these estimates under different assumptions or conditions.

In December 2001, the SEC requested that registrants identify "critical accounting policies" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of an entity's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. HRP believes that the following of its accounting policies fit this description:

Revenue Recognition - Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases" requires management to estimate the economic life of lease payments. However, this does not require subjective input by management, as rental income is recognized on a straight-line basis over the lease term, as defined in each respective lease. These adjustments to convert cash rental income (which may include free rent and periodic rental rate increases over the term of the lease) to straight-line rental income increased revenues by $256,000, $569,000, and $778,000 in 2001, 2000, and 1999, respectively.

Impairment of Long-Lived Assets - HRP records impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired or the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of that asset. In such cases, an impaired asset would be written down to its fair value. Our cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. For the three years ended December 31, 2001, HRP has not recorded a write-down, or impairment of the carrying value of any real estate property, based on these calculations.

Significant and other accounting policies are described in Note 2 to the Consolidated Financials Statements in Item 8. The policies listed are not intended to be a comprehensive list of all of our accounting policies. In most cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in the application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result than those recorded and reported.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position increased $8,456,000 during 2001 to $24,913,000 as of December 31, 2001. The sources of cash during the year were $15,872,000 of cash provided by operating activities, $10,000,000 of mortgage principal proceeds, $8,435,000 of net cash proceeds from property sales, and $6,405,000 of litigation judgment and interest described in Item 3 - Legal Proceedings. The uses of cash were $9,417,000 for property and tenant improvements, $13,406,000 for property development costs, $3,987,000 for scheduled mortgage principal payments, $2,760,000 of mortgage principal repayments from mortgage refinance proceeds, $2,125,000 for the early payoff of mortgage principal in conjunction with a property sale, $423,000 for mortgage prepayment penalties, and $138,000 for loan fees and expenses.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP has leases in place as of December 31, 2001 to provide $55,261,000 of minimum rental payments during 2002 (see "Lease Agreements and Major Tenant Information" discussed within Item 7 and
Note 7 to the Consolidated Financial Statements). HRP had $54,443,000 of minimum rental payments estimated for 2001 (based on leases in place as of December 31, 2000), however the actual rental payments recorded for 2001 were $60,494,000. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992. In addition to the commitment described below with regards to the development project at Executive Park, HRP has estimated and budgeted tenant and capital improvements of $10,852,000 and lease commissions of $2,261,000 for 2002.

PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. The estimated construction and development costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured) are approximately $15,650,000. As of December 31, 2001, HRP had incurred and capitalized $13,656,000 of construction and development costs. The building and its parking garage, excluding tenant finish-out, is estimated to be completed by the end of March, 2002. All development costs have been and are estimated to continue to be from existing cash funds until the property is substantially leased, at which time it is anticipated that loan financing will be secured. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease agreement and yet to be determined, as no pre-leasing has been done. HRP anticipates leasing substantially all of the building by late 2002.

RISKS, COMPETITION AND OTHER FACTORS -

For information about risks, see "Risks, Competition and Other Factors" in Item 1 - Business.

LEASE AGREEMENTS AND MAJOR TENANT INFORMATION -

Lease provisions generally require HRP's tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $4,197,000, $3,315,000, and $2,539,000 in 2001, 2000, and 1999,
respectively. At December 31, 2001, the Properties, in the aggregate, were 91% occupied (excluding a 125,000 square foot development property at Executive
Park). The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2001 (in thousands):

                                Payments         Payments
                             from Leases      from Leases
                           without Early       with Early
                             Termination      Termination
                                  Rights           Rights           Total
                           -------------      -----------           -----
     2002                      $  55,261         $  2,720         $  57,981
     2003                         45,577            2,437            48,014
     2004                         36,574            1,777            38,351
     2005                         29,210            1,335            30,545
     2006                         19,066            2,218            21,284
     Thereafter                   73,340           21,730            95,070
                               ---------         --------         ---------
        Total                  $ 259,028         $ 32,217         $ 291,245
                               =========         ========         =========

Based on leases in place as of December 31, 2001, set forth below are the percentages of square feet scheduled for lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

                          2002                   22%
                          2003                   17%
                          2004                   11%
                          2005                   12%
                          2006                   16%
                          Thereafter             22%

During 2001 and 2000, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 12% and 11% of revenues in 2001 and 2000, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 14% and 12% of revenues in 2001 and 2000, respectively.

As of December 31, 2001, Ford occupied 206,000 square feet of office space under 8 leases at Parklane Towers and 291,000 square feet of office, technical laboratory and industrial space under 10 leases at Fairlane Commerce Park. These leases expire between 2002 and 2010 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2001, GSA occupied 327,000 square feet of office space at Executive Park under 5 leases which expire between 2002 and 2011 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

ACCOUNTING STANDARDS -

In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The provisions of this statement are effective for HRP beginning on January 1, 2002. HRP believes that the impact of adopting SFAS No. 144 will be limited to the requirement that the results of operations of disposed properties, for current and historical presentation, be classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions that occur in current periods.

LITIGATION & JUDGMENT -

On July 18, 2001, the Delaware Court of Chancery rendered it opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. (For more information about this litigation and the lawsuit filed in United States District Court of the Southern District of New York, see Item 3 - Legal Proceedings and Note 11 to the Consolidated Financial Statements.)

In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. As a result of the appeals and the uncertainty of their outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by eleven non-recourse mortgage loans aggregating $201,224,000 as of December 31, 2001. These mortgage loans have interest rates varying from 3.44% to 8.70% (with an effective average interest rate of 7.6%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                                             Total
                                                                            Mortgage
                                              Principal     Balloon          Loan
                                               Payments     Payments        Payments
                                              ---------     --------        --------
                        2002                   $  3,672     $      --       $   3,672
                        2003                      3,998            --           3,998
                        2004                      4,310            --           4,310
                        2005                      4,167        74,515          78,682
                        2006                      2,852        25,000          27,852
                        Thereafter               25,973        56,737          82,710
                                               --------     ---------       ---------
                           Total               $ 44,972     $ 156,252       $ 201,224
                                               ========     =========       =========

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which now matures on July 29, 2002. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. Debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous twelve months to the loan's annual debt service. The ratio, for the loan requiring a minimum 1.15 ratio, was 2.35, 2.19, and 1.91 for 2001, 2000, and 1999, respectively. The ratio, for the loan requiring a minimum 1.10 ratio, was 1.94, 2.45, and 2.24 for the same periods. Accordingly, HRP was in compliance with its loans' covenants for the three years ended December 31, 2001. As of December 31, 2001, the outstanding balance of the loans is $113,649,000.

PROPERTY DISPOSITIONS -

In March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,922,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $2,994,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,109,000.

Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

TRANSACTIONS WITH RELATED PARTIES -

Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and disposition fees. Specifically, Realty is entitled to receive an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties' tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                                 Entity
                                                 Paid or
                                                Reimbursed              2001             2000            1999
                                                ----------             ------           ------          ------
    Asset management fee                          Realty               $  609           $  581          $  514
    Acquisition fee                               Realty                   --               74             105
    Disposition fee                               Realty                  120               --              --
    Reimbursement of costs (a)                    Realty                3,297            2,974           2,941
    Property management fee                       HCRE                  2,005            1,914           1,693
    Lease commissions                             HCRE                  2,158            2,605           4,933
    Construction fees                             HCRE                  1,204              917             891

    (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred of $281,000.

INFLATION -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2001 and is not anticipated to have a material impact in 2002.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include the risks identified under "Risks, Competition and Other Factors" in Item 1 - Business.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. As of December 31, 2000, the unamortized balance, included on the balance sheet in "Prepaid rent, security deposits and other", was $1,481,000. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $1,204,000.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 3.44% and 8.12% as of December 31, 2001 and 2000, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2001, the estimated fair value of the interest rate cap was $68,000.

Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

       FINANCIAL STATEMENTS:                                                                      Page
                                                                                                  ----
         Independent Auditors' Report                                                              20

         Consolidated Balance Sheets as of December 31, 2001 and 2000                              21

         Consolidated Statements of Operations for the years
            ended December 31, 2001, 2000 and 1999                                                 22

         Consolidated Statements of Partners' Capital for the years
            ended December 31, 2001, 2000 and 1999                                                 23

         Consolidated Statements of Cash Flows for the years
            ended December 31, 2001, 2000 and 1999                                                 24

         Notes to Consolidated Financial Statements                                                25

       FINANCIAL STATEMENT SCHEDULE:

         Schedule III - Real Estate and Accumulated Depreciation                                   38

         All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Partners of Hallwood Realty Partners, L.P.

We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audit for the year ended December 31, 2001 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Dallas, Texas
February 15, 2002

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                 DECEMBER 31,
                                                           ------------------------
                                                              2001          2000
                                                           ----------    ----------

     ASSETS

     Real estate:
       Land                                                $   59,015    $   60,236
       Buildings and improvements                             290,674       291,474
       Tenant improvements                                     22,301        21,797
       Construction in progress                                18,303         3,755
                                                           ----------    ----------
                                                              390,293       377,262
       Accumulated depreciation and amortization             (176,719)     (170,870)
                                                           ----------    ----------
             Real estate, net                                 213,574       206,392

     Cash and cash equivalents                                 24,913        16,457
     Accounts receivable                                        2,315         3,211
     Lease commissions, net                                    10,868        11,035
     Loan reserves and escrows                                  8,359         7,109
     Loan costs, net                                            3,258         3,879
     Prepaid expenses and other assets                          6,588         6,421
                                                           ----------    ----------

             Total assets                                  $  269,875    $  254,504
                                                           ==========    ==========

     LIABILITIES AND PARTNERS' CAPITAL

     Liabilities:
       Mortgages payable                                   $  201,224    $  200,096
       Accounts payable and accrued expenses                    5,147         5,570
       Prepaid rent, security deposits and other                3,061         4,192
       Deferred litigation proceeds                             6,405            --
       Payable to affiliates, net                                  16           156
                                                           ----------    ----------
             Total liabilities                                215,853       210,014
                                                           ----------    ----------
     Commitments and contingencies
     Partners' capital:
       Limited partners -
           1,589,948 units outstanding                         52,290        44,045
       General partner                                            528           445
       Accumulated other comprehensive income                   1,204            --
                                                           ----------    ----------
             Total partners' capital                           54,022        44,490
                                                           ----------    ----------
             Total liabilities and partners' capital       $  269,875    $  254,504
                                                           ==========    ==========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                    2001          2000         1999
                                                                                 ----------    ----------    ----------

REVENUES:
  Property operations                                                            $   69,357    $   66,324    $   58,737
  Gain from property sales                                                            4,184            --            --
  Interest                                                                            1,043           968           908
                                                                                 ----------    ----------    ----------
    Total revenues                                                                   74,584        67,292        59,645
                                                                                 ----------    ----------    ----------

EXPENSES:
  Property operations                                                                27,193        26,552        23,962
  Interest                                                                           15,586        15,443        13,701
  Depreciation and amortization                                                      14,562        14,498        11,998
  General and administrative                                                          4,356         5,046         3,817
  Litigation costs                                                                    3,808         5,663         2,105
                                                                                 ----------    ----------    ----------
    Total expenses                                                                   65,505        67,202        55,583
                                                                                 ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF SFAS NO. 133
ADOPTION                                                                              9,079            90         4,062

Extraordinary loss from early extinguishment of debt                                   (559)         (389)           --
                                                                                 ----------    ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                                              8,520          (299)        4,062

Cumulative effect of SFAS No. 133 adoption -
valuation of interest rate cap                                                         (192)           --            --
                                                                                 ----------    ----------    ----------

NET INCOME (LOSS)                                                                $    8,328    $     (299)   $    4,062
                                                                                 ==========    ==========    ==========

ALLOCATION OF NET INCOME (LOSS):
  Limited partners                                                               $    8,245    $     (296)   $    4,021
  General partner                                                                        83            (3)           41
                                                                                 ----------    ----------    ----------
    Total                                                                        $    8,328    $     (299)   $    4,062
                                                                                 ==========    ==========    ==========

NET INCOME (LOSS) PER UNIT AND POTENTIAL UNIT:

  Earnings per unit - basic
    Income before extraordinary loss and cumulative effect of SFAS No. 133
    adoption                                                                     $     5.66    $     0.06    $     2.40
    Loss from early extinguishment of debt                                            (0.35)        (0.24)           --
    Cumulative effect of SFAS No. 133 adoption                                        (0.12)           --            --
                                                                                 ----------    ----------    ----------
        Net income (loss)                                                        $     5.19    $    (0.18)   $     2.40
                                                                                 ==========    ==========    ==========
  Earnings per unit - assuming dilution
    Income before extraordinary loss and cumulative effect of SFAS No. 133
    adoption                                                                     $     5.47    $     0.05    $     2.31
    Loss from early extinguishment of debt                                            (0.34)        (0.23)           --
    Cumulative effect of SFAS No. 133 adoption                                        (0.12)           --            --
                                                                                 ----------    ----------    ----------
        Net income (loss)                                                        $     5.01    $    (0.18)   $     2.31
                                                                                 ==========    ==========    ==========

WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:

  Basic                                                                               1,590         1,620         1,673
                                                                                 ==========    ==========    ==========

  Assuming dilution                                                                   1,645         1,674         1,740
                                                                                 ==========    ==========    ==========


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                          Accumulated                      Limited
                                                                             Other                       Partnership
                                                General      Limited      Comprehensive                     Units
                                                Partner      Partners        Income         Total        Outstanding
                                               ---------    ----------    -------------  -----------    ------------
PARTNERS' CAPITAL, JANUARY 1, 1999             $     446    $   44,188    $         --   $    44,634       1,672,556

Net income                                            41         4,021              --         4,062              --
                                               ---------    ----------    ------------   -----------    ------------
PARTNERS' CAPITAL, DECEMBER 31, 1999                 487        48,209              --        48,696       1,672,556

Exercise and issuance of unit options                  8           806              --           814          17,200

Purchase of units                                    (47)       (4,674)             --        (4,721)        (99,808)

Net loss                                              (3)         (296)             --          (299)             --
                                               ---------    ----------    ------------   -----------    ------------

PARTNERS' CAPITAL, DECEMBER 31, 2000                 445        44,045              --        44,490       1,589,948

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                       --            --           1,342         1,342              --

Amortization of deferred gain from
sale of interest rate swap                            --            --            (138)         (138)             --

Net income                                            83         8,245              --         8,328              --
                                               ---------    ----------    ------------   -----------    ------------

PARTNERS' CAPITAL, DECEMBER 31, 2001           $     528    $   52,290     $     1,204   $    54,022       1,589,948
                                               =========    ==========    ============   ===========    ============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                      2001          2000          1999
                                                                   ----------    ----------    ----------

OPERATING ACTIVITIES:

     Net income (loss)                                             $    8,328    $     (299)   $    4,062

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Depreciation and amortization                                 14,562        14,476        11,998

         Effective rent adjustments                                      (256)         (569)         (778)

         Non-qualified unit option compensation                            --           601            --

         Gain from property sales                                      (4,184)           --            --

         Loss from early extinguishment of debt                           559           389            --

         Cumulative effect of SFAS No. 133 adoption -
            valuation of interest rate cap                                192            --            --

     Changes in assets and liabilities:

         Receivables                                                      896          (924)         (831)

         Lease commission payments                                     (2,752)       (5,043)       (4,272)

         Prepaid expenses, loan reserves and other assets                (733)          589          (250)

         Accounts payable and other liabilities                          (740)        3,660        (1,055)
                                                                   ----------    ----------    ----------
            Net cash provided by operating activities                  15,872        12,880         8,874
                                                                   ----------    ----------    ----------
INVESTING ACTIVITIES:

     Property and tenant improvements                                  (9,417)      (10,933)       (7,024)

     Property development costs                                       (13,406)       (8,811)       (6,427)

     Property acquisitions                                                 --        (7,791)       (5,454)

     Cash proceeds from property sales, net of selling costs            8,435            --            --
                                                                   ----------    ----------    ----------
            Net cash used in investing activities                     (14,388)      (27,535)      (18,905)
                                                                   ----------    ----------    ----------
FINANCING ACTIVITIES:

     Mortgage principal proceeds                                       10,000        50,623         6,998

     Mortgage principal refinanced                                     (2,760)      (18,346)           --

     Mortgage prepayment penalty                                         (423)         (286)           --

     Mortgage principal scheduled payments                             (3,987)       (3,493)       (2,913)

     Mortgage principal early payoff                                   (2,125)           --            --

     Loan fees and expenses                                              (138)       (1,210)         (219)

     Deferred litigation proceeds                                       6,405            --            --

     Exercise and issuance of unit options                                 --           213            --

     Purchase of units                                                     --        (4,721)           --
                                                                   ----------    ----------    ----------
            Net cash provided by financing activities                   6,972        22,780         3,866
                                                                   ----------    ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        8,456         8,125        (6,165)

BEGINNING CASH AND CASH EQUIVALENTS                                    16,457         8,332        14,497
                                                                   ----------    ----------    ----------

ENDING CASH AND CASH EQUIVALENTS                                   $   24,913    $   16,457    $    8,332
                                                                   ==========    ==========    ==========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


1.  ORGANIZATION

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 2001, there were 1,589,948 units outstanding.

    As of December 31, 2001, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,073,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

    Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

2.  ACCOUNTING POLICIES

    CONSOLIDATION

    HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2001, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, these wholly-owned entities (including their assets, liabilities and results of operations) have been fully consolidated into the financial statements of HRP.

    CASH AND CASH EQUIVALENTS

    HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

    PROPERTY

    Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP records impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired or the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of that asset. In such cases, an impaired asset would be written down to its fair value. Our cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. For the three years ended December 31, 2001, HRP has not recorded a write-down, or impairment of the carrying value of any real estate property, based on these calculations.

    Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


2.  ACCOUNTING POLICIES - (CONTINUED)

    HRP capitalizes all costs related to the development and construction of its projects, including interest of $486,000, $493,000, and $124,000 in 2001, 2000, and 1999, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof have commenced. All costs for construction are capitalized and allocated to each building; capitalization of such costs is discontinued when the building is available for occupancy.

    HRP would accrue for losses associated with environmental remediation obligations if such losses were probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations would generally be recognized no later than completion of a remedial feasibility study. Such accruals would be adjusted as further information developed or circumstances changed. Costs of future expenditures for environmental remediation obligations would not be discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. HRP's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of HRP and therefore has made no loss accruals.

    OTHER ASSETS

    Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2002 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2005 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $2,889.000, $3,180,000, and $2,286,000 in 2001, 2000, and 1999, respectively. Amortization of loan costs, included in interest expense, was $624,000, $855,000, and $536,000 in 2001, 2000, and 1999, respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets includes unamortized effective rent adjustments, prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

    REVENUE RECOGNITION

    Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $256,000, $569,000, and $778,000 in 2001, 2000, and 1999, respectively. Lease provisions generally require tenants to pay their proportionate share of certain building operating costs and real property taxes. Revenue from these expense recoveries, included in property operations, are recorded as earned and was $4,197,000, $3,315,000, and $2,539,000 in 2001, 2000, and 1999,
    respectively.

    INTEREST RATE AGREEMENTS

    HRP has used an interest rate swap as a hedge against interest exposure of variable rate debt. HRP's only interest rate swap was sold in July 2000. Differences between amounts paid or received in this interest rate agreement, which was designated as a hedge, were included in interest expense as the payments were made or received. HRP was exposed to credit-related gains or losses in the event of non-performance by counterparties, however none of the counterparties failed to meet their obligations during the term of the agreement. In July 2000, in connection with the sale of the interest rate swap, HRP purchased an interest rate cap derivative that limits its interest rate exposure on its mortgage for Allfirst Building (see Notes 6 and 9 for more information).

    INCOME TAXES

    Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $178,000, $182,000, and $243,000 in 2001, 2000, and 1999, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


2.  ACCOUNTING POLICIES - (CONTINUED)


    COMPUTATION OF NET INCOME (LOSS) PER UNIT

    Basic earnings per unit is computed by dividing results attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing results attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding:

                                                                           2001        2000        1999
                                                                         --------    --------    --------
Weighted average units outstanding - basic                                  1,590       1,620       1,673

Potential weighted average units issued from options                           69          75          86

Potential repurchase of units from unit option proceeds                       (14)        (21)        (19)
                                                                         --------    --------    --------
Potential weighted average units outstanding - assuming dilution            1,645       1,674       1,740
                                                                         ========    ========    ========

    ACCOUNTING PRONOUNCEMENTS AND OTHER

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures, as of and for the reporting periods. Actual results may differ from these estimates under different assumptions or conditions. Certain reclassifications have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications had no effect on previously reported results.

    The policies listed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in the application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different results.

    Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" [as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)] establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. HRP adopted these statements on January 1, 2001. In connection with this adoption, HRP determined it had one derivative, an interest rate cap (see Notes 6 and 9 for more information).

    In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The provisions of this statement are effective beginning on January 1, 2002. HRP believes that the impact of adopting SFAS No. 144 will be limited to the requirement that the results of operations of disposed properties, for current and historical presentation, be classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions that occur in current periods.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


3.  TRANSACTIONS WITH RELATED PARTIES

    Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and disposition fees. Specifically, Realty is entitled to receive an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of such property.

    HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties' tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

    Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                                       Entity
                                                       Paid or
                                                      Reimbursed          2001           2000              1999
                                                      ----------        -------         -------           ------
     Asset management fee                               Realty          $   609         $   581           $  514
     Acquisition fee                                    Realty               --              74              105
     Disposition fee                                    Realty              120              --               --
     Reimbursement of costs (a)                         Realty            3,297           2,974            2,941
     Property management fee                            HCRE              2,005           1,914            1,693
     Lease commissions                                  HCRE              2,158           2,605            4,933
     Construction fees                                  HCRE              1,204             917              891

    (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

    In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred of $281,000.

4.  STATEMENTS OF CASH FLOWS

    Cash interest payments were $14,947,000 (net of capitalized interest of $486,000), $13,831,000 (net of capitalized interest of $523,000),
    $13,114,000 (net of capitalized interest of $94,000) in 2001, 2000, and 1999, respectively.

    Supplemental disclosure of noncash investing and financing activities are as follows -

        As of December 31, 2001, HRP had a construction payable for property development costs at Executive Park of $250,000.

        In October 1999, HRP acquired Gulley Road Industrial Park for $8,249,000 including the assumption of an outstanding mortgage of $5,149,000.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


5.  PROPERTY TRANSACTIONS

    PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

    In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. The estimated construction and development costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured) are approximately $15,650,000. As of December 31, 2001, HRP had incurred and capitalized $13,656,000 of construction and development costs. The building and its parking garage, excluding tenant finish-out, is estimated to be completed by the end of March, 2002. All development costs have been and are estimated to continue to be from existing cash funds until the property is substantially leased, at which time it is anticipated that loan financing will be secured. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease agreement and yet to be determined, as no pre-leasing has been done. HRP anticipates leasing substantially all of the building by late 2002.

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

    In October 1999, HRP acquired a 5-building industrial park in Dearborn, Michigan (Gulley Road Industrial Park) containing approximately 154,000 net rentable square feet on 11 acres of land. The acquisition costs of $8,249,000 included the assumption of a then outstanding mortgage loan of $5,149,000.

    In August 1999, HRP acquired two 3-story office buildings in San Diego, California (Riverbank Plaza) containing approximately 40,000 net rentable square feet on 1.6 acres of land for $2,354,000 in cash. The property was unoccupied from December 1999 through April 2000 during a $1,765,000 property and tenant improvement renovation.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


5.  PROPERTY TRANSACTIONS - (CONTINUED)

    DISPOSITIONS -

    In March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,922,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

    In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $2,994,000 of net proceeds, which were added to HRP's working capital, and a net gain of $2,109,000.

    Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP's working capital, and a net gain of $153,000.

6.  MORTGAGES PAYABLE

    Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by eleven non-recourse mortgage loans aggregating $201,224,000 as of December 31, 2001 and $200,096,000 as of
    December 31, 2000. These mortgage loans have interest rates varying from 3.44% to 8.70% (with an effective average interest rate of 7.6%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage, all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table sets forth, by real estate property, the mortgages payable balances, maturity dates, and interest rates as of December 31, 2001 (in thousands):

                                                      Mortgages     Maturity      Interest
                                                        Payable       Date          Rate
                                                      ---------     --------      --------
             Airport Plaza                            $     735    10-11-2005      8.70%
             Allfirst Building                           25,000    4-30-2006       3.44% (a)
             Bellevue Corporate Plaza                    14,701    10-11-2005      8.70%
             Bradshaw Business Parks                     12,261     1-1-2021       8.10% (b)
             Corporate Square                             7,993    10-11-2005      8.70%
             Corporate Square                             9,944    8-11-2011       7.70%
             Corporate Square                            20,970    8-15-2020       7.97%
             Executive Park                              32,427    4-11-2008       7.32%
             Fairlane Commerce Park                      19,479    10-11-2005      8.70%
             Fountain View Business Center                5,284    2-10-2010       8.17%
             Gulley Road Industrial Park                  4,487    5-11-2011      7.375%
             Montrose Office Center                       5,972    10-11-2005      8.70%
             Parklane Towers                             22,051    10-11-2005      8.70%
             Raintree Industrial Park                    10,291    10-11-2005      8.70%
             Riverbank Plaza                              2,422    2-10-2010       8.29%
             Seattle Business Parks                       7,207     6-7-2008       6.97%
                                                      ---------
                Total                                 $ 201,224
                                                      =========

        (a) Variable interest rate. LIBOR plus 1.30%.

        (b) Call options exercisable by lender on 2-1-2011 and 2-1-2016.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


6.  MORTGAGES PAYABLE - (continued)

    The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                                 Total
                                                                Mortgage
                                  Principal     Balloon          Loan
                                  Payments      Payments        Payments
                                  ---------     --------       ---------
           2002                    $ 3,672          $  -       $   3,672
           2003                      3,998             -           3,998
           2004                      4,310             -           4,310
           2005                      4,167        74,515          78,682
           2006                      2,852        25,000          27,852
           Thereafter               25,973        56,737          82,710
                                  --------     ---------       ---------
              Total               $ 44,972     $ 156,252       $ 201,224
                                  ========     =========       =========

    The following discussions pertain to financing and refinancing activities of HRP during the three years ended December 31, 2001.

    ALLFIRST BUILDING -

    On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. As of December 31, 2000, the unamortized balance, included on the balance sheet in "Prepaid rent, security deposits and other", was $1,481,000. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $1,204,000.

    Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 3.44% and 8.12% as of December 31, 2001 and 2000, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2001, the estimated fair value of the interest rate cap was $68,000.

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

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


6.  MORTGAGES PAYABLE - (CONTINUED)

    CORPORATE SQUARE -

    On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an extraordinary item.

    An interim-construction loan was secured in August 1999 that funded $12,621,000 of a development project at Corporate Square (see Note 5 for further information). The loan provided $6,998,000 in 1999 and $5,623,000 in 2000. On August 31, 2000, HRP secured permanent financing of $21,500,000. The loan's monthly payment is based on a twenty-year amortization period and matures August 15, 2020 and has a fixed interest rate of 7.97%. The loan proceeds repaid the interim-construction loan and replenished working capital for the completed project.

    FOUNTAIN VIEW -

    In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan has a monthly payment based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

    JOY ROAD DISTRIBUTION CENTER -

    In August 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by Joy Road Distribution Center in Detroit, Michigan. The loan proceeds were for general working capital purposes. The loan was scheduled to mature July 31, 2002, however it was paid off in March 2001 when Joy Road Distribution Center was sold. The loan had a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0%.

    LINE OF CREDIT -

    Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which now matures on July 29, 2002. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

    RIVERBANK PLAZA -

    In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds and is secured by Riverbank Plaza, which was acquired in August 1999 in a cash transaction. The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


7.  LEASE AGREEMENTS AND MAJOR TENANT INFORMATION

    Lease provisions generally require HRP's tenants to pay fixed rental amounts plus their proportionate share of certain building operating costs and real property taxes. In addition, certain leases include provisions for annual rental adjustments. Revenue from expense recoveries, included in property operations, was $4,197,000, $3,315,000, and $2,539,000 in 2001, 2000, and
    1999, respectively. At December 31, 2001, the Properties, in the aggregate, were 91% occupied (excluding a 125,000 square foot development property at Executive Park). The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2001 (in thousands):

                                               Payments         Payments
                                            from Leases      from Leases
                                          without Early       with Early
                                            Termination      Termination
                                                 Rights           Rights          Total
                                          -------------      -----------        ---------
                    2002                        $55,261          $ 2,720         $ 57,981
                    2003                         45,577            2,437           48,014
                    2004                         36,574            1,777           38,351
                    2005                         29,210            1,335           30,545
                    2006                         19,066            2,218           21,284
                    Thereafter                   73,340           21,730           95,070
                                              ---------         --------        ---------
                       Total                  $ 259,028         $ 32,217        $ 291,245
                                              =========         ========        =========

    During 2001 and 2000, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 12% and 11% of revenues in 2001 and 2000, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 14% and 12% of revenues in 2001 and 2000, respectively.

    As of December 31, 2001, Ford occupied 206,000 square feet of office space under 8 leases at Parklane Towers and 291,000 square feet of office, technical laboratory and industrial space under 10 leases at Fairlane Commerce Park. These leases expire between 2002 and 2010 and most contain renewal options, providing for one to ten year renewals. As of December 31, 2001, GSA occupied 327,000 square feet of office space at Executive Park under 5 leases which expire between 2002 and 2011 and 309,000 square feet of office space at Corporate Square under 2 leases which expire in 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

    HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The minimum cash rental payments are $149,000, $315,000, and $315,000 for 2002, 2003 and 2004, respectively, of which HRP's portion is approximately $100,000, $210,000 and $210,000 for 2002, 2003 and 2004, respectively.

8.  PARTNERS' CAPITAL

    In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997. The options expire on February 27, 2005 and generally, the optionees may borrow the amounts necessary to exercise the options from HRP. As of December 31, 2001, 17,200 options had been exercised (all during 2000), none have been canceled and 68,800 options remained exercisable. No options have been granted since the adoption of the disclosure only provisions of SFAS No. 123 - "Accounting for Stock Based Compensation".

    As part of the resignation of Brian Troup as an officer and director of Hallwood and HRP's general partner on December 21, 1999, Hallwood transferred 82,608 units of HRP that it owned to a trust controlled by Mr. Troup. On May 12, 2000, Mr. Troup exercised his unit options to purchase 17,200 HRP units at the option plan's exercise price of $11.875 per unit, which generated $601,000 of non-cash compensation. Also on May 12, 2000, HRP purchased and retired all of Mr. Troup's above-mentioned 99,808 units at $46.825 per unit (the average of the closing market prices of the units for the twenty trading days prior to the purchase). As a result of these transactions, HRP's outstanding units decreased from 1,672,556 to 1,589,948.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


9.  COMPREHENSIVE INCOME

    The components of other comprehensive income for the three years ended December 31, 2001 are shown as follows (in thousands):

                                                                   2001        2000        1999
                                                                 --------    --------    --------

         Net income (loss)                                       $  8,328    $   (299)   $  4,062
         Reclassification of cumulative effect of SFAS No
         133 adoption - deferred gain from sale of
         interest rate swap                                         1,342          --          --

         Other Comprehensive Income -
              Amortization of deferred gain
              from sale of interest rate swap                        (138)         --          --
                                                                 --------    --------    --------

         Comprehensive income                                    $  9,532    $   (299)   $  4,062
                                                                 ========    ========    ========

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    Estimated fair value amounts of certain financial instruments have been determined using available market information based upon negotiations held by Realty with potential lenders or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that HRP could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The fair value of financial instruments that are short-term or re-price frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short term receivables, accounts payable and other liabilities. Real estate and other assets are not considered financial instruments.

    Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to HRP for borrowing with similar characteristics and maturities (approximately 7.5% and 8.0% as of December 31, 2001 and 2000, respectively). Based on those interest rates, management has determined that the estimated fair values of HRP's mortgages payable as of December 31, 2001 and 2000 would equal approximately $204,158,000 and $200,564,000, respectively, as compared to the carrying values of $201,224,000 and $200,096,000, respectively.

    The estimated fair value of HRP's interest rate cap as of December 31, 2001 and 2000 was $68,000 and $75,000, respectively, based on quotes obtained from the issuer of the cap agreement (see Note 6 for more information). The carrying value of HRP's interest rate cap as of December 31, 2001 and 2000 was $68,000 and $267,000, respectively.

    As of December 31, 2001 and 2000, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


11. COMMITMENTS AND CONTINGENCIES

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

    A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse unit split implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment in the amount of $3,417,423, plus pre-judgment interest from August 1995 to HRP. The judgment amount represents what the court determined was an underpayment by Hallwood. The court's judgment is not final until all rehearings and appeals have been exhausted. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of pre-judgment and post-judgment interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. If the appellate court reverses the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the appeals and the uncertainty of their outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

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

    Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

    RIGHTS PLAN

    HRP has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each unit of HRP to holders of record at the close of business as of December 10, 1990. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of HRP's units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either HRP units or shares in an "acquiring entity" at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units.

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

    OTHER

    In addition to the commitment previously described in Note 5 with regards to Executive Park, HRP has estimated and budgeted tenant and capital improvements of $10,852,000 and lease commissions of $2,261,000 for 2002.

                         HALLWOOD REALTY PARTNERS, L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 2001


12.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Set forth below is selected quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands except per unit amounts):

                                                                                            Quarter Ending
                                                                     -----------------------------------------------------------
                                                                       March 31        June 30      September 30    December 31
                                                                     ------------    ------------   ------------    ------------

                       2001
    Total revenues                                                   $     22,090    $     17,925   $     17,660    $     16,909
    Property operations revenues less property
    operations expenses, general and administrative
    expenses and litigation costs (a)                                       6,653           9,706          9,345           8,296
    Income before extraordinary loss and cumulative effect
    of SFAS No. 133 adoption (a)                                            3,456           2,371          2,354             898
    Net income (a)                                                          3,219           2,371          1,840             898
    Earnings per unit - basic
         Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                                     2.15            1.48           1.47            0.56
         Extinguishment of debt                                             (0.03)             --          (0.32)             --
         Cumulative effect of SFAS No. 133 adoption                         (0.12)             --             --              --
         Net income (a)                                                      2.00            1.48           1.15            0.56
    Earnings per unit - assuming dilution
         Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                                     2.08            1.43           1.42            0.54
         Extinguishment of debt                                             (0.03)             --          (0.31)             --
         Cumulative effect of SFAS No. 133 adoption                         (0.11)             --             --              --
         Net income (a)                                                      1.94            1.43           1.11            0.54

                       2000
    Total revenues                                                   $     16,169    $     16,203   $     17,171    $     17,749

    Property operations revenues less property
    operations expenses, general and administrative
    expenses and litigation costs (a)                                       8,041           7,125          7,712           6,163
    Income (loss) before extraordinary item (a)                             1,450             533            659          (2,552)
    Net income (loss) (a)                                                   1,450             533            659          (2,941)
    Earnings per unit - basic
         Income (loss) before extraordinary loss                              .86             .32            .41           (1.59)
         Extinguishment of debt                                                --              --             --            (.24)
         Net income (loss) (a)                                                .86             .32            .41           (1.83)
    Earnings per unit - assuming dilution (b)
         Income (loss) before extraordinary loss                              .83             .31            .40           (1.59)
         Extinguishment of debt                                                --              --             --            (.24)
         Net income (loss) (a)                                                .83             .31            .40           (1.83)

(a) Litigation costs were $2,690, $639, $206 and $273 in the first, second, third, and fourth quarters of 2001, respectively. Litigation costs were $616, $1,292, $1,359 and $2,396 in the first, second, third, and fourth quarters of 2000, respectively. (See Note 11 to the Consolidated Financial Statements for more information.)

(b) Unit options are considered antidilutive in the fourth quarter of 2000 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                             Costs
                                                                          capitalized
                                                                          subsequent to         Gross amount at which
                                                        Initial cost      acquisition          carried at close of period
                                                   ---------------------  -------------    ----------------------------------
                                                             Buildings     Buildings                 Buildings
                                                                and           and                       and
Description (A)                 Encumbrances       Land     improvements  improvements     Land     improvements    Total (B)
---------------                 ------------       ----     ------------  -------------    ----     ------------    ---------
Airport Plaza                   $        735  $       300  $     4,013   $       460   $      300  $      4,473  $     4,773
Allfirst Building                     25,000        2,100       43,772         3,865        2,100        47,637       49,737
Bellevue Corporate Plaza              14,701        7,428       17,617         2,473        7,428        20,090       27,518
Bradshaw Business Parks               12,261        5,018       15,563         5,618        5,018        21,181       26,199
Corporate Square                      38,907        6,142       14,112        24,543        6,142        38,655       44,797
Executive Park                        32,427       15,243       34,982        25,889       15,243        60,871       76,114
Fairlane Commerce Park                19,479        4,883       17,894         6,494        4,883        24,388       29,271
Fountain View Business Center          5,284        1,858        5,933           674        1,858         6,607        8,465
Gulley Road Industrial Park            4,487        1,227        7,022           304        1,227         7,326        8,553
Montrose Office Center                 5,972        5,096       15,754         3,402        5,096        19,156       24,252
Parklane Towers                       22,051        3,420       37,592         8,023        3,420        45,615       49,035
Raintree Industrial Park              10,291        1,191       18,208         1,531        1,191        19,739       20,930
Riverbank Plaza                        2,422          710        1,644         1,698          710         3,342        4,052
Seattle Business Parks                 7,207        4,399        7,608         4,298        4,399        11,906       16,305
Corporate office - FF&E                   --           --           --           292           --           292          292
                                ------------  -----------  -----------   -----------   ----------  ------------  -----------
TOTAL                           $    201,224  $    59,015  $   241,714   $    89,564   $   59,015  $    331,278  $   390,293
                                ============  ===========  ===========   ===========   ==========  ============  ===========


                                    Accumulated
                                   depreciation          Date
Description (A)                       (B)(C)           acquired
---------------                    ------------        --------
Airport Plaza                      $     4,039             4/30/87
Allfirst Building                       30,761             6/29/84
Bellevue Corporate Plaza                 6,601             6/30/88
Bradshaw Business Parks                 12,604             9/24/85
Corporate Square                        16,650    8/2/85 & 10/1/92
Executive Park                          32,125            12/19/85
Fairlane Commerce Park                  12,416   12/30/86 & 7/1/87
Fountain View Business Center              564             1/26/00
Gulley Road Industrial Park                775            10/29/99
Montrose Office Center                   9,054              1/8/88
Parklane Towers                         31,326            12/16/84
Raintree Industrial Park                11,254             7/17/86
Riverbank Plaza                            708             8/19/99
Seattle Business Parks                   7,664             4/24/86
Corporate office - FF&E                    178             various
                                   -----------
TOTAL                              $   176,719
                                   ===========


                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)


    (A) PROPERTY LOCATIONS ARE AS FOLLOWS:

Airport Plaza                                          San Diego, California
Allfirst Building                                      Baltimore, Maryland
Bellevue Corporate Plaza                               Bellevue, Washington
Bradshaw Business Parks                                Sacramento and Rancho Cordova, California
Corporate Square                                       Atlanta, Georgia
Executive Park                                         Atlanta, Georgia
Fairlane Commerce Park                                 Dearborn, Michigan
Fountain View Business Center                          San Diego, California
Gulley Road Industrial Park                            Dearborn, Michigan
Montrose Office Center                                 Rockville, Maryland
Parklane Towers                                        Dearborn, Michigan
Raintree Industrial Park                               Solon, Ohio
Riverbank Plaza                                        San Diego, California
Seattle Business Parks                                 Kent and Tukwila, Washington

    (B) RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                       Accumulated
                                                             Cost     Depreciation
                                                          ----------  ------------
                    Balance, January 1, 1999              $  336,721   $  160,942

                        Additions                             26,694        9,659
                        Retirements                           (5,100)      (5,100)
                                                          ----------   ----------

                    Balance, December 31, 1999               358,315      165,501

                        Additions                             24,896       11,318
                        Retirements                           (5,949)      (5,949)
                                                          ----------   ----------

                    Balance, December 31, 2000               377,262      170,870

                        Additions                             23,073       11,674
                        Retirements and dispositions         (10,042)      (5,825)
                                                          ----------   ----------

                    Balance, December 31, 2001            $  390,293   $  176,719
                                                          ==========   ==========

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

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 57, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
        Mr. Gumbiner has served as director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood's President and Chief Operating Officer since December 21, 1999. He has served as a director of Hallwood Holdings S.A. since 1984. Formerly, he served as Chairman of the Board and Chief Executive Officer of Hallwood Energy Corporation and its predecessors ("HEC") from 1987 until HEC was sold in 2001. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 58, PRESIDENT AND DIRECTOR OF REALTY
        Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He also served as President, Chief Operating Officer and a director of HEC from 1985 until HEC was sold in 2001 and in that capacity devoted a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 58, EXECUTIVE VICE PRESIDENT AND SECRETARY
        Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 54, SENIOR VICE PRESIDENT
        Mr. Walther has been a Senior Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 54, VICE PRESIDENT - FINANCE
        Mr. Gent joined Hallwood in March 1990 as the Vice President-Finance. He previously served as Vice President-Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 60, DIRECTOR OF REALTY
        Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University.

WILLIAM F. FORSYTH, 52, DIRECTOR OF REALTY
        Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 58, DIRECTOR OF REALTY
        Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company and Exploration and Production Controller with Exxon Corporation.

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2001 to December 31, 2001, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements, except that, as alleged in litigation filed in the Southern District of New York, HRP believes that certain holders of HRP's units have obtained dispositive power over more than 15% of the outstanding units, which has not been properly disclosed. A final determination of this issue will be made by the court.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2001, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood and Realty, and a member of the Board of Directors of Hallwood, which serves as the compensation committee for Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $25,000, $25,000, and $20,000 in 2001, 2000, and 1999, respectively, for director fees.

Realty receives certain fees in connection with the ongoing management of HRP, including an asset management fee, acquisition fees and disposition fees. Specifically, Realty is entitled to receive an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP's formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of such property.

HCRE receives compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties' tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

Realty and HCRE are compensated for services provided to HRP and its Properties as described above. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                 Entity
                                 Paid or
                                Reimbursed     2001        2000        1999
                                ----------     ----        ----        ----
Asset management fee              Realty    $    609    $    581    $    514
Acquisition fee                   Realty          --          74         105
Disposition fee                   Realty         120          --          --
Reimbursement of costs (a)        Realty       3,297       2,974       2,941
Property management fee           HCRE         2,005       1,914       1,693
Lease commissions                 HCRE         2,158       2,605       4,933
Construction fees                 HCRE         1,204         917         891

        (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

    In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred of $281,000.

CASH COMPENSATION OF EXECUTIVE OFFICERS

HRP has no executive officers, however, employees of Realty (general partner of HRP) perform all functions ordinarily performed by executive officers. The following table sets forth the compensation paid for services performed for HRP to the Chief Executive Officer and the four other executive officers with earnings that exceeded $100,000 for the year ended December 31, 2001. Bonuses and other annual compensation are with respect to years presented and are usually paid in the following year.


                                                                      SUMMARY COMPENSATION TABLE
                                                        ---------------------------------------------------
                                                                          Annual Compensation
                                                        ---------------------------------------------------
                                                                                            Other Annual
             Name and Principal Position                Year    Salary (a)       Bonus     Compensation (b)
             ---------------------------                ----    ----------       -----     ----------------
             Anthony J. Gumbiner                        2001    $       --    $  150,000    $       --
             Chairman of the Board and                  2000            --       150,000            --
             Chief Executive Officer                    1999            --       150,000            --

             William L. Guzzetti                        2001       200,000        32,333            --
             President and Chief                        2000       200,000        32,333            --
             Operating Officer                          1999       200,000        32,333            --

             John G. Tuthill                            2001       150,360        68,265         7,140
             Executive Vice President                   2000       150,360        68,265         7,895
             and Secretary                              1999       150,360        68,265         7,923

             Udo H. Walther                             2001       150,000        68,250         7,140
             Senior Vice President                      2000       150,000        68,250         7,895
                                                        1999       150,000        68,250            --

             Jeffrey D. Gent                            2001       120,750        19,547         5,893
             Vice President - Finance                   2000       115,000        19,471         6,245
                                                        1999       108,541        18,784         6,206

----------

        (a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

        (b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.


In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2001. None of the executive officers exercised any options during the year ended December 31, 2001 and HRP has not granted SARs.

                     AGGREGATED OPTION/SAR EXERCISES IN 2001
                   AND OPTION/SAR VALUES AT DECEMBER 31, 2001

                                                                                              Value of Unexercised
                                                        Number of Unexercised                    In-the-Money
                                                             Options at                           Options at
                                       Units             December 31, 2001                     December 31, 2001
                                     Acquired       -----------------------------        -----------------------------
        Name                        on Exercise     Exercisable     Unexercisable        Exercisable     Unexercisable
        ----                        -----------     -----------     -------------        -----------     -------------
        Anthony J. Gumbiner              0            25,800             0               $ 1,512,525      $     0

        William L. Guzzetti              0            15,000             0                   879,375            0

        John G. Tuthill                  0            13,000             0                   762,125            0

        Jeffrey D. Gent                  0             7,000             0                   410,375            0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 22, 2002 concerning the number of HRP units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

                                                               Amount                            Percent
      Name and Address of                                   Beneficially                           of
      Beneficial  Owner                                       Owned (a)                           Class
      -------------------                                   ------------                         -------
      HWG, LLC                                                 330,432                            20.8%
      c/o The Hallwood Group Incorporated
      3710 Rawlins, Suite 1500
      Dallas, Texas 75219

      Gotham Partners, L.P.  and                               247,994                            15.6%
      Gotham Partners, L.P. III
      237 Park Avenue, 9th Floor
      New York, NY   10017                    (b)

      Interstate Properties                                    171,500                            10.8%
      Park 80 West, Plaza II
      Saddle Brook, NJ 07662                  (b)

      Alan G. Crisp                           (c)                   --                              --

      William F. Forsyth                      (c)                   --                              --

      Anthony J. Gumbiner                     (c)               25,800 (d)                         1.6% (d)

      William L.  Guzzetti                    (c)               15,100 (e)                         0.9% (e)

      Edward T. Story                         (c)                   --                              --

      All directors and executive officers
      as a group (8 persons)                                    60,900 (f)                         3.7% (f)

        (a) Unless otherwise indicated, each of the persons named has sole voting and investment power with respect to the units reported.

        (b) See discussion in Item 3 regarding certain litigation filed in the Southern District of New York.

        (c) Represented by the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

        (d) Comprised of currently exercisable options to purchase 25,800 units.

        (e) Includes currently exercisable options to purchase 15,000 units.

        (f) Includes currently exercisable options to purchase 60,800 units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 3 to the Consolidated Financial Statements included in Item 8 for information covered by this item.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1) Financial Statements.

    See Index contained in Item 8.

(2) Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter of 2001 or in 2002 prior to the filing of this Form 10-K for the year ended December 31, 2001.

(3) Exhibits.

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


                                      HALLWOOD REALTY PARTNERS, L.P.
                                      BY: HALLWOOD REALTY, LLC
                                          GENERAL PARTNER


DATE: March 22, 2002                  BY: /s/ WILLIAM L. GUZZETTI
      --------------                      -------------------------------------
                                          William L. Guzzetti
                                          President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2001, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

               Signature                                        Capacity                                    Date
               ---------                                        --------                                    ----
      /s/ ANTHONY J.  GUMBINER                        Chairman of the Board and Director,           March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Anthony J. Gumbiner                             (Chief Executive Officer)

      /s/ WILLIAM L.  GUZZETTI                        President and Director,                       March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      William L. Guzzetti                             (Chief Operating Officer)

      /s/ JEFFREY D.  GENT                            Vice President-Finance,                       March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Jeffrey D. Gent                                 (Chief Accounting Officer)

      /s/ ALAN G. CRISP                               Director,                                     March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Alan G. Crisp

      /s/ WILLIAM F.  FORSYTH                         Director,                                     March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      William F. Forsyth

      /s/ EDWARD T. STORY                             Director,                                     March 22, 2002
      -------------------------------------           Hallwood Realty, LLC
      Edward T. Story

                         HALLWOOD REALTY PARTNERS, L.P.
                                  EXHIBIT INDEX


Exhibit
Number                                   Exhibit
-------                                  -------

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

10.4              Amended and Restated Agreement of Limited Partnership of Hallwood 95, L.P. (Incorporated by
                  reference from exhibit 10.17 filed with Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995.)

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