Form 10-Q
period 2002-03-31
HALLWOOD REALTY PARTNERS L P
filed 2002-05-10
CIK 865439

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


                      FOR THE QUARTER ENDED MARCH 31, 2002


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

          NUMBER OF UNITS OUTSTANDING AT MAY 9, 2002: 1,589,948 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1          Financial Statements:

                Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                and December 31, 2001                                                            3

                Consolidated Statements of Income for the
                Three Months Ended March 31, 2002 and 2001 (unaudited)                           4

                Consolidated Statements of Comprehensive Income for the
                Three Months Ended March 31, 2002 and 2001 (unaudited)                           5

                Consolidated Statement of Partners' Capital for the
                Three Months ended March 31, 2002 (unaudited)                                    6

                Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2002 and 2001 (unaudited)                           7

                Notes to Consolidated Financial Statements (unaudited)                           8

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                      11

Item 3          Quantitative and Qualitative Disclosures About Market Risk                      14



PART II - OTHER INFORMATION


Items 1 to 6    Other Information                                                               15

                Signature                                                                       16

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                            MARCH 31,       December 31,
                                                               2002             2001
                                                            ----------      ------------
                                                            (UNAUDITED)
ASSETS

Real estate:
    Land                                                    $   59,015      $     59,015
    Buildings and improvements                                 290,755           290,674
    Tenant improvements                                         22,809            22,301
    Construction in progress                                    20,065            18,303
                                                            ----------      ------------
                                                               392,644           390,293
    Accumulated depreciation and amortization                 (179,195)         (176,719)
                                                            ----------      ------------
       Real estate, net                                        213,449           213,574

Cash and cash equivalents                                       24,741            24,913
Accounts receivable                                              3,354             2,315
Lease commissions, net                                          10,421            10,868
Loan reserves and escrows                                        8,818             8,359
Loan costs, net                                                  3,109             3,258
Prepaid expenses and other assets                                6,562             6,588
                                                            ----------      ------------

       Total assets                                         $  270,454      $    269,875
                                                            ==========      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Mortgages payable                                       $  200,188      $    201,224
    Accounts payable and accrued expenses                        4,803             5,147
    Prepaid rent, security deposits and other                    2,574             3,061
    Deferred litigation proceeds                                 6,405             6,405
    Payable to affiliates, net                                      58                16
                                                            ----------      ------------
       Total liabilities                                       214,028           215,853
                                                            ----------      ------------

Commitments and contingencies

Partners' capital:
    Limited partners - 1,589,948 units outstanding              54,739            52,290
    General partner                                                553               528
    Accumulated other comprehensive income                       1,134             1,204
                                                            ----------      ------------
       Total partners' capital                                  56,426            54,022
                                                            ----------      ------------

       Total liabilities and partners' capital              $  270,454      $    269,875
                                                            ==========      ============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              2002         2001
                                                            --------     --------
REVENUES:
   Property operations                                      $ 17,375     $ 17,506
   Gain from property sales                                       --        4,219
   Interest                                                      133          365
                                                            --------     --------
      Total revenues                                          17,508       22,090
                                                            --------     --------

EXPENSES:
   Property operations                                         6,684        7,088
   Interest                                                    3,450        4,204
   Depreciation and amortization                               3,727        3,577
   General and administrative                                    956        1,075
   Litigation costs                                              217        2,690
                                                            --------     --------
      Total expenses                                          15,034       18,634
                                                            --------     --------

INCOME BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF SFAS NO. 133 ADOPTION                     2,474        3,456
Extraordinary loss from early extinguishment of debt              --          (45)
                                                            --------     --------
INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                       2,474        3,411
Cumulative effect of SFAS No. 133 adoption                        --         (192)
                                                            --------     --------
NET INCOME                                                  $  2,474     $  3,219
                                                            ========     ========

ALLOCATION OF NET INCOME:
   Limited partners                                         $  2,449     $  3,187
   General partner                                                25           32
                                                            --------     --------
      Total                                                 $  2,474     $  3,219
                                                            ========     ========

NET INCOME PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary loss and cumulative
        effect of SFAS No. 133 adoption                     $   1.54     $   2.15
      Loss from early extinguishment of debt                      --        (0.03)
      Cumulative effect of SFAS No. 133 adoption                  --        (0.12)
                                                            --------     --------
           Net income                                       $   1.54     $   2.00
                                                            ========     ========

   Earnings per unit - assuming dilution
      Income before extraordinary loss and cumulative
        effect of SFAS No. 133 adoption                     $   1.49     $   2.08
      Loss from early extinguishment of debt                      --        (0.03)
      Cumulative effect of SFAS No. 133 adoption                  --        (0.11)
                                                            --------     --------
          Net income                                        $   1.49     $   1.94
                                                            ========     ========


WEIGHTED AVERAGE UNITS USED IN COMPUTING
NET INCOME PER UNIT AND POTENTIAL UNIT:
   Basic                                                       1,590        1,590
                                                            ========     ========
   Assuming dilution                                           1,647        1,645
                                                            ========     ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                               2002          2001
                                             --------      --------
NET INCOME                                   $  2,474      $  3,219
Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                    --         1,481
Amortization of deferred gain
from sale of interest rate swap                   (70)          (70)
                                             --------      --------
COMPREHENSIVE INCOME                         $  2,404      $  4,630
                                             ========      ========


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)



                                                               ACCUMULATED                    LIMITED
                                                                  OTHER                     PARTNERSHIP
                                      GENERAL      LIMITED    COMPREHENSIVE                    UNITS
                                      PARTNER      PARTNERS      INCOME           TOTAL     OUTSTANDING
                                      -------      --------   -------------      -------    -----------
PARTNERS' CAPITAL, JANUARY 1, 2002    $   528      $ 52,290      $ 1,204         $54,022      1,589,948

Amortization of deferred gain from
sale of interest rate swap                 --            --          (70)            (70)            --

Net income                                 25         2,449           --           2,474             --
                                      -------      --------      -------         -------     ----------

PARTNERS' CAPITAL, MARCH 31, 2002     $   553      $ 54,739      $ 1,134         $56,426      1,589,948
                                      =======      ========      =======         =======     ==========

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ----------------------
                                                                     2002          2001
                                                                 --------      --------
OPERATING ACTIVITIES:
   Net income                                                    $  2,474      $  3,219
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                 3,727         3,577
      Gain from property sales                                         --        (4,219)
      Loss from early extinguishment of debt                           --            45
      Cumulative effect of SFAS No. 133 adoption                       --           192
      Effective rent adjustments                                     (123)          (44)
   Changes in assets and liabilities:
      Receivables                                                  (1,039)          899
      Lease commission payments                                      (317)       (1,064)
      Prepaid expenses, loan reserves and other assets               (161)       (1,183)
      Accounts payable and other liabilities                       (1,764)         (606)
                                                                 --------      --------
         Net cash provided by operating activities                  2,797           816
                                                                 --------      --------

INVESTING ACTIVITIES:
   Property and tenant improvements                                (1,026)         (906)
   Property development cost                                         (907)         (714)
   Cash proceeds from property sales, net of selling costs             --         8,470
                                                                 --------      --------
         Net cash provided by (used in) investing activities       (1,933)        6,850
                                                                 --------      --------

FINANCING ACTIVITIES:
   Mortgage principal payments                                     (1,036)       (1,500)
   Mortgage principal early payoff                                     --        (2,125)
   Loan fees, expenses and prepayment penalty                          --            (7)
                                                                 --------      --------
         Net cash used in financing activities                     (1,036)       (3,632)
                                                                 --------      --------

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                            (172)        4,034
BEGINNING CASH AND CASH EQUIVALENTS                                24,913        16,457
                                                                 --------      --------
ENDING CASH AND CASH EQUIVALENTS                                 $ 24,741      $ 20,491
                                                                 ========      ========

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)


1   ORGANIZATION AND ACCOUNTING POLICIES

    Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of March 31, 2002, there were 1,589,948 units outstanding.

    Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its real estate properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services for HRP's real estate properties.

    The accompanying unaudited consolidated financial statements of Hallwood Realty Partners, L.P. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2001.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


2   TRANSACTIONS WITH RELATED PARTIES

    Realty and HCRE are compensated for services provided to HRP and its real estate properties and Realty is reimbursed for certain costs and expenses. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                                        THREE MONTHS
                                                           ENDED
                                        ENTITY            MARCH 31,
                                       PAID OR       ------------------
                                      REIMBURSED      2002        2001
                                      ----------     ------      ------
    Asset management fee                Realty       $  154      $  155
    Disposition fee                     Realty           --         120
    Reimbursement of costs  (a)         Realty          792         711
    Property management fee              HCRE           508         513
    Lease commissions                    HCRE           227         956
    Construction fees                    HCRE           257         131

         (a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)


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

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            --------     --------
    Weighted average units outstanding - basic                                 1,590        1,590
    Potential weighted average units issued from options                          69           69
    Potential repurchase of units from unit option proceeds                      (12)         (14)
                                                                            --------     --------
    Potential weighted average units outstanding - assuming dilution           1,647        1,645
                                                                            ========     ========


4   STATEMENTS OF CASH FLOWS

    Supplemental disclosure of cash flow information -

         Cash interest payments were $3,880,000 (net of capitalized interest of $256,000) and $4,398,000 in the three months ended March 31, 2002 and 2001, respectively.

    Supplemental disclosure of noncash investing and financing activities are as follows -

         As of March 31, 2002 and December 31, 2001, HRP had a construction payable for property development costs at Executive Park of $905,000 and $250,000, respectively.


5   PROPERTY DEVELOPMENT

    In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. As of March 31, 2002, HRP had incurred and capitalized $15,468,000 of construction and development costs, which includes substantially all of the costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured). The building and its parking garage, excluding tenant finish-out, was completed at the beginning of April 2002. All development costs have been paid with cash funds on hand, however once the property is substantially leased, it is anticipated that loan financing will be secured to replenish HRP's cash. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease and loan agreement and are yet to be determined. HRP anticipates leasing substantially all of the building by late 2002.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)


6   LITIGATION

    On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October, 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner's outside directors were entitled to judgment dismissing all claims brought against them.

    A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood.

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

    On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV 1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002. On April 11, 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of defendants. On April 25, 2002, HRP filed with the court a Petition for Rehearing and Rehearing en banc with respect to the April 11, 2002 decision.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

FIRST QUARTER OF 2002 COMPARED TO THE FIRST QUARTER OF 2001


REVENUE FROM PROPERTY OPERATIONS for the first quarter of 2002 decreased $131,000, or 0.7%, compared to the 2001 first quarter. The following table illustrates the components of the change, in thousands:


Rental income, net                             $   (78)
Other property income                              (53)
                                               -------
   Net decrease                                $  (131)
                                               =======

Net rental income decreased primarily due to a decline in average occupancy between periods from 90.4% to 89.6%.

GAIN FROM PROPERTY SALES of $4,219,000 in the first three months of 2001 is comprised of the sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,150,000; the sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,916,000; and the sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000.

INTEREST INCOME decreased by $232,000, or 63.6%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between the periods.

PROPERTY OPERATING EXPENSES for the first quarter of 2002 decreased $404,000, or 5.7%, compared to the same period in 2001. The decrease is comprised primarily of the following components:

         o Utilities decreased $390,000 due to overall lower electrical and/or natural gas usage.

         o Combined, all other operating costs decreased
           $14,000, or less than 1%, between the periods.

INTEREST EXPENSE for the first quarter of 2002 decreased $754,000, or 17.9%, compared to the same period in 2001, as a result of a decrease in mortgage interest of $329,000 (primarily due to a lower interest rate for HRP's only variable rate mortgage secured by Allfirst Building), the capitalization of $256,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the Consolidated Financial Statements), and a decrease in loan cost amortization and other interest costs of $169,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $150,000, or 4.2%, due to an increase in lease commission amortization of $80,000 as a result of the write off of unamortized costs associated with an early lease termination. All other depreciation costs increased $70,000, of which none were individually significant.

GENERAL AND ADMINISTRATIVE EXPENSES for the first quarter of 2002 decreased $119,000, or 11.1%, compared to the same period in 2001, due to lower personnel costs and certain overhead costs.

LITIGATION COSTS were $217,000 and $2,690,000 for the first quarter of 2002 and 2001, respectively, and are related to the lawsuits described in Note 6 to the Consolidated Financial Statements.

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

As of March 31, 2002, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,073,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

This Form 10-Q should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2001.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position decreased $172,000 during the first three months of 2002 to $24,741,000 as of March 31, 2002. The source of cash during the period was $2,797,000 of cash provided by operating activities. The uses of cash were $1,026,000 for property and tenant improvements, $907,000 for property development costs, and $1,036,000 for scheduled mortgage principal payments.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP had leases in place as of December 31, 2001 to provide $55,261,000 of minimum rental payments during 2002. HRP had $54,443,000 of minimum rental payments estimated for 2001 (based on leases in place as of December 31, 2000), however the actual rental payments recorded for 2001 were $60,494,000. For the three months ended March 31, 2002 and 2001, HRP's actual rental payments recorded were $15,287,000 and $15,443,000, respectively. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992. In addition to the commitment described below with regards to the development project at Executive Park, HRP has estimated and budgeted tenant and capital improvements of $10,852,000 and lease commissions of $2,261,000 for 2002. For the first three months of 2002, HRP incurred $1,026,000 of tenant and capital improvements and $317,000 of lease commissions of these estimates.

PROPERTY DEVELOPMENT -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. As of March 31, 2002, HRP had incurred and capitalized $15,468,000 of construction and development costs, which includes substantially all of the costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured). The building and its parking garage, excluding tenant finish-out, was completed at the beginning of April 2002. All development costs have been paid with cash funds on hand, however once the property is substantially leased, it is anticipated that loan financing will be secured to replenish HRP's cash. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease and loan agreement and are yet to be determined. HRP anticipates leasing substantially all of the building by late 2002.

                         HALLWOOD REALTY PARTNERS, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)  -


LITIGATION & JUDGMENT -

On July 18, 2001, the Delaware Court of Chancery rendered its opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. Those appeals are pending. (For more information about this litigation and the lawsuit filed in United States District Court of the Southern District of New York, see
Note 6 to the Consolidated Financial Statements.)

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

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by eleven non- recourse mortgage loans aggregating $200,188,000 as of March 31, 2002. These mortgage loans have interest rates ranging from 3.17% to 8.70% (with an effective average interest rate of 7.59%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. Based upon loan amortizations in effect, HRP is required to pay approximately $2,636,000 of principal payments during the remainder of 2002.

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2002. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

TRANSACTIONS WITH RELATED PARTIES -

For information about transactions with related parties, see Note 2 to the Consolidated Financial Statements.

INFLATION -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2001 and for the three months ended March 31, 2002. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2002.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include the risks identified in Item 1 - Business - "Risks, Competition and Other Factors" contained in HRP's Form 10-K for the year ended December 31, 2001.

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of March 31, 2002 and December 31, 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $1,134,000 and $1,204,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 3.17% and 3.44% as of March 31, 2002 and December 31, 2001, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of March 31, 2002 and December 31, 2001, the estimated fair value of the interest rate cap was $149,000 and $68,000, respectively.

Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.

                         HALLWOOD REALTY PARTNERS, L.P.


                           PART II - OTHER INFORMATION

  Item
  ----
  1     Legal Proceedings

        Reference is made to Item 8 - Note 10 of Form 10-K for the year ended December 31, 2001 and Note 6 of this Form
        10-Q.

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




                                        HALLWOOD REALTY PARTNERS, L.P.
                                        ------------------------------
                                             (Registrant)

                                        By:    HALLWOOD REALTY, LLC
                                               General Partner


Date: May 9, 2002                       By:    /s/ JEFFREY D. GENT
      -----------                              --------------------
                                               Jeffrey D. Gent
                                               Vice President - Finance
                                               (Principal Financial and
                                                 Accounting Officer)