Form 10-Q
period 2002-06-30
HALLWOOD REALTY PARTNERS L P
filed 2002-07-30
CIK 865439

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

                       FOR THE QUARTER ENDED JUNE 30, 2002

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.
                   Yes      X      No
                         -------        --------


THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS REPRESENTING OWNERSHIP OF LIMITED PARTNER INTERESTS.

             NUMBER OF UNITS OUTSTANDING AT JULY 29, 2002: 1,589,948


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1       Financial Statements:

             Consolidated Balance Sheets as of June 30, 2002 (unaudited)
             and December 31, 2001                                              3

             Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 2002 and 2001 (unaudited)      4

             Consolidated Statements of Comprehensive Income for the
             Three and Six Months Ended June 30, 2002 and 2001 (unaudited)      5

             Consolidated Statement of Partners' Capital for the
             Six Months Ended June 30, 2002  (unaudited)                        6

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2002 and 2001 (unaudited)                7

             Notes to Consolidated Financial Statements (unaudited)             8

Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations, Liquidity and Capital Resources        11

Item 3       Quantitative and Qualitative Disclosures About Market Risk        15


PART II - OTHER INFORMATION


Items 1 to 6 Other Information                                                 16

             Signature                                                         17

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                            JUNE 30,          December 31,
                                                              2002                2001
                                                          ------------        ------------
                                                           (UNAUDITED)

ASSETS

Real estate:
     Land                                                 $     59,015        $     59,015
     Buildings and improvements                                304,912             290,674
     Tenant improvements                                        22,245              22,301
     Construction in progress                                    6,073              18,303
                                                          ------------        ------------
                                                               392,245             390,293
     Accumulated depreciation and amortization                (179,691)           (176,719)
                                                          ------------        ------------
          Real estate, net                                     212,554             213,574

Cash and cash equivalents                                       27,643              24,913
Accounts receivable                                              2,269               2,315
Lease commissions, net                                          10,303              10,868
Escrowed deposits held by lenders                                9,619               8,359
Loan costs, net                                                  2,960               3,258
Prepaid expenses and other assets                                5,577               6,588
                                                          ------------        ------------

          Total assets                                    $    270,925        $    269,875
                                                          ============        ============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                                    $    199,420        $    201,224
     Accounts payable and accrued expenses                       3,787               5,147
     Prepaid rent, security deposits and other                   2,936               3,061
     Deferred litigation proceeds                                6,405               6,405
     Payable to affiliates, net                                     78                  16
                                                          ------------        ------------
          Total liabilities                                    212,626             215,853
                                                          ------------        ------------

Commitments and contingencies

Partners' capital:
     Limited partners - 1,589,948 units outstanding             56,662              52,290
     General partner                                               572                 528
     Accumulated other comprehensive income                      1,065               1,204
                                                          ------------        ------------
          Total partners' capital                               58,299              54,022
                                                          ------------        ------------

          Total liabilities and partners' capital         $    270,925        $    269,875
                                                          ============        ============




                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2002             2001             2002             2001
                                                          ------------     ------------     ------------     ------------
REVENUES:
   Property operations                                    $     17,382     $     17,637     $     34,757     $     35,143
   Gain from property sales                                         --                1               --            4,220
   Interest                                                        149              287              282              652
                                                          ------------     ------------     ------------     ------------
      Total revenues                                            17,531           17,925           35,039           40,015
                                                          ------------     ------------     ------------     ------------

EXPENSES:
   Property operations                                           6,610            6,433           13,294           13,521
   Interest                                                      3,967            3,914            7,417            8,118
   Depreciation and amortization                                 3,802            3,709            7,529            7,286
   General and administrative                                    1,062              859            2,018            1,934
   Litigation costs                                                148              639              365            3,329
                                                          ------------     ------------     ------------     ------------
      Total expenses                                            15,589           15,554           30,623           34,188
                                                          ------------     ------------     ------------     ------------

INCOME BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF SFAS NO. 133 ADOPTION                       1,942            2,371            4,416            5,827

Extraordinary loss from early extinguishment of debt                --               --               --              (45)
                                                          ------------     ------------     ------------     ------------
INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                         1,942            2,371            4,416            5,782

Cumulative effect of SFAS No. 133 adoption                          --               --               --             (192)
                                                          ------------     ------------     ------------     ------------
NET INCOME                                                $      1,942     $      2,371     $      4,416     $      5,590
                                                          ============     ============     ============     ============

ALLOCATION OF NET INCOME:
   Limited partners                                       $      1,923     $      2,347     $      4,372     $      5,534
   General partner                                                  19               24               44               56
                                                          ------------     ------------     ------------     ------------
      Total                                               $      1,942     $      2,371     $      4,416     $      5,590
                                                          ============     ============     ============     ============

NET INCOME PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                  $       1.21     $       1.48     $       2.75     $       3.63
      Loss from early extinguishment of debt                        --               --               --            (0.03)
      Cumulative effect of SFAS No. 133 adoption                    --               --               --            (0.12)
                                                          ------------     ------------     ------------     ------------
           Net income                                     $       1.21     $       1.48     $       2.75     $       3.48
                                                          ============     ============     ============     ============

   Earnings per unit - assuming dilution
      Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                  $       1.17     $       1.43     $       2.65     $       3.51
      Loss from early extinguishment of debt                        --               --               --            (0.03)
      Cumulative effect of SFAS No. 133 adoption                    --               --               --            (0.12)
                                                          ------------     ------------     ------------     ------------
           Net income                                     $       1.17     $       1.43     $       2.65     $       3.36
                                                          ============     ============     ============     ============

WEIGHTED AVERAGE UNITS USED IN COMPUTING
NET INCOME PER UNIT AND POTENTIAL UNIT:
   Basic                                                         1,590            1,590            1,590            1,590
                                                          ============     ============     ============     ============
   Assuming dilution                                             1,647            1,646            1,647            1,646
                                                          ============     ============     ============     ============


                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                      THREE MONTHS                         SIX MONTHS
                                                     ENDED JUNE 30,                      ENDED JUNE 30,
                                             ------------------------------      ------------------------------
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------

NET INCOME                                   $      1,942      $      2,371      $      4,416      $      5,590

Reclassification of cumulative effect of
   SFAS No. 133 adoption - deferred gain
   from sale of interest rate swap                     --                --                --             1,481

Amortization of deferred gain
   from sale of interest rate swap                    (69)              (69)             (139)             (139)
                                             ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME                         $      1,873      $      2,302      $      4,277      $      6,932
                                             ============      ============      ============      ============



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                          Accumulated                          Limited
                                                                             Other                           Partnership
                                         General          Limited        Comprehensive                          Units
                                         Partner          Partners           Income            Total         Outstanding
                                       ------------     ------------     ------------      ------------      ------------

PARTNERS' CAPITAL, JANUARY 1, 2002     $        528     $     52,290     $      1,204      $     54,022         1,589,948

Amortization of deferred gain from
   sale of interest rate swap                    --               --             (139)             (139)               --

Net income                                       44            4,372               --             4,416                --
                                       ------------     ------------     ------------      ------------      ------------


PARTNERS' CAPITAL, JUNE 30, 2002       $        572     $     56,662     $      1,065      $     58,299         1,589,948
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

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------

OPERATING ACTIVITIES:
   Net income                                                    $      4,416      $      5,590
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                     7,529             7,286
      Gain from property sales                                             --            (4,220)
      Loss from early extinguishment of debt                               --                45
      Cumulative effect of SFAS No. 133 adoption                           --               192
      Effective rent adjustments                                         (167)             (120)
   Changes in assets and liabilities:
      Receivables                                                          46             1,240
      Lease commission payments                                          (883)           (2,007)
      Prepaid expenses, escrowed deposits and other assets                216            (2,624)
      Accounts payable and other liabilities                           (1,312)             (486)
                                                                 ------------      ------------
         Net cash provided by operating activities                      9,845             4,896
                                                                 ------------      ------------

INVESTING ACTIVITIES:
   Property and tenant improvements                                    (3,351)           (3,151)
   Property development cost                                           (1,960)           (5,180)
   Cash proceeds from property sales, net of selling costs                 --             8,471
                                                                 ------------      ------------
         Net cash provided by (used in) investing activities           (5,311)              140
                                                                 ------------      ------------

FINANCING ACTIVITIES:
   Mortgage principal payments                                         (1,804)           (2,305)
   Mortgage principal early payoff                                         --            (2,125)
   Loan fees, expenses and prepayment penalty                              --              (242)
                                                                 ------------      ------------
         Net cash used in financing activities                         (1,804)           (4,672)
                                                                 ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   2,730               364
BEGINNING CASH AND CASH EQUIVALENTS                                    24,913            16,457
                                                                 ------------      ------------
ENDING CASH AND CASH EQUIVALENTS                                 $     27,643      $     16,821
                                                                 ============      ============



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Six Months Ended June 30, 2002 and 2001
                                   (unaudited)


1         ORGANIZATION AND ACCOUNTING POLICIES

          Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of June 30, 2002 there were 1,589,948 units outstanding.

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

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three and/or six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

          In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The provisions of this statement were effective beginning on January 1, 2002. The impact of adopting SFAS No. 144 will be limited to the requirement that the results of operations of disposed properties be classified as discontinued operations. This will result in the reclassification of historical operating results for property dispositions that occur in the future.

2         TRANSACTIONS WITH RELATED PARTIES

          Realty and HCRE are compensated for services provided to HRP and its real estate properties and Realty is reimbursed for certain costs and expenses. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                                        THREE MONTHS                       SIX MONTHS
                                ENTITY PAID            ENDED JUNE 30,                     ENDED JUNE 30,
                                    OR          -----------------------------     -----------------------------
                                REIMBURSED          2002             2001             2002             2001
                               ------------     ------------     ------------     ------------     ------------


Asset management fee              Realty        $        155     $        153     $        309     $        308
Disposition fee                   Realty                  --               --               --              120
Reimbursement of costs (a)        Realty                 761              701            1,553            1,412
Property management fee            HCRE                  503              510            1,011            1,023
Lease commissions                  HCRE                  464              759              691            1,715
Construction fees                  HCRE                  128              431              385              562

(a) These costs are mostly recorded as general and administrative expenses and represent reimbursement to Realty, at cost, for administrative level salaries and compensation, bonuses, employee and director insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Six Months Ended June 30, 2002 and 2001
                                  (unaudited)


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

                                                                     THREE MONTHS                        SIX MONTHS
                                                                    ENDED JUNE 30,                     ENDED JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                2002              2001              2002              2001
                                                            ------------      ------------      ------------      ------------


Weighted average units outstanding - basic                         1,590             1,590             1,590             1,590
Potential weighted average units issued from options                  69                69                69                69
Potential repurchase of units from unit option proceeds              (12)              (13)              (12)              (13)
                                                            ------------      ------------      ------------      ------------
Potential weighted average units outstanding -
  assuming dilution                                                1,647             1,646             1,647             1,646
                                                            ============      ============      ============      ============



4         STATEMENTS OF CASH FLOWS

          Supplemental disclosure of cash flow information -

                  Cash interest payments were $7,122,000 (net of capitalized interest of $256,000) and $7,815,000 in the six months ended June 30, 2002 and 2001, respectively.

          Supplemental disclosure of noncash investing and financing activities are as follows -

                  As of June 30, 2002 and December 31, 2001, HRP had a construction payable for property development costs at Executive Park of $0 and $250,000, respectively.


5         PROPERTY DEVELOPMENT

          In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting, for such collateral, $608,000 of United States Treasury Bonds which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. As of June 30, 2002, HRP had incurred and capitalized $15,366,000 of construction and development costs, which includes all of the costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured). The building and its parking garage, excluding tenant finish-out, was completed at the beginning of April 2002. All development costs have been paid with cash funds on hand, however once the property is substantially leased, it is anticipated that loan financing will be secured to replenish HRP's cash. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease and loan agreement and are yet to be determined. HRP anticipates leasing substantially all of the building by late 2002.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three and Six Months Ended June 30, 2002 and 2001
                                  (unaudited)


6         LITIGATION

          On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). This action alleges claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood is alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner's outside directors were entitled to judgment dismissing all claims brought against them.

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

          On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV
          1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001 with respect to the February 28, 2001 dismissal of the complaint and other matters. All parties filed briefs with the Second Circuit. Oral arguments were heard on March 4, 2002. On April 11, 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of defendants. On April 25, 2002, HRP filed with the court a Petition for Rehearing and Rehearing en banc with respect to the April 11, 2002 decision. On June 3, 2002, the Second Circuit denied that petition.

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

                         HALLWOOD REALTY PARTNERS, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

SECOND QUARTER OF 2002 COMPARED TO THE SECOND QUARTER OF 2001


REVENUE FROM PROPERTY OPERATIONS for the second quarter of 2002 decreased $255,000, or 1.4%, compared to the 2001 second quarter. The following table illustrates the components of the change, in thousands:


Rental income, net        $        119
Other property income             (374)
                          ------------
   Net decrease           $       (255)
                          ============

Net rental income increased primarily due to an overall increase in rental rates offset by a decrease in average occupancy between periods from 92.9% to 87.0%. (Average occupancy for the second quarter of 2002 was 89.1% excluding the new, but unoccupied, building at Executive Park, which was completed effective April 1, 2002 - see Note 5 to the Consolidated Financial Statements for more information.) Other property income decreased primarily due to a reduction in tenant expense recoveries.

INTEREST INCOME decreased by $138,000, or 48.1%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between the periods.

PROPERTY OPERATING EXPENSES for the second quarter of 2002 increased $177,000, or 2.8%, compared to the same period in 2001. The increase is comprised primarily of the following components:

          o Operating costs, excluding utilities, increased $289,000, or about 4.5% between the periods, and include general increases in real estate taxes, property level salaries, property and liability insurance premiums, and security costs.

          o Utilities decreased $112,000 primarily due to overall lower electrical and/or natural gas usage.

INTEREST EXPENSE for the second quarter of 2002 increased $53,000, or 1.4%, compared to the same period in 2001, due to changes in the estimated fair value of an interest rate cap, partially offset by lower mortgage interest, which decreased primarily due to a lower interest rate for HRP's only variable rate mortgage secured by Allfirst Building. (For more information about the interest rate cap and the variable rate mortgage, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk contained in this Form 10-Q.)

DEPRECIATION AND AMORTIZATION EXPENSE increased $93,000, or 2.5%, primarily due to depreciation for the newly completed building at Executive Park .

GENERAL AND ADMINISTRATIVE EXPENSES for the second quarter of 2002 increased $203,000, or 23.6%, compared to the same period in 2001, due to increases in certain professional fees, general legal expenses, partnership level personnel costs, and overhead costs.

LITIGATION COSTS were $148,000 and $639,000 for the second quarter of 2002 and 2001, respectively, and are related to the lawsuits described in Note 6 to the Consolidated Financial Statements.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST SIX MONTHS OF 2002 COMPARED TO THE FIRST SIX MONTHS OF 2001


REVENUE FROM PROPERTY OPERATIONS for the first six months of 2002 decreased $386,000, or 1.1%, compared to the first six months of 2001. The following table illustrates the components of the change, in thousands:


Rental income, net        $         41
Other property income             (427)
                          ------------
   Net decrease           $       (386)
                          ============

Net rental income increased primarily due to an overall increase in rental rates offset by a decrease in average occupancy between periods from 91.6% to 88.3%. (Average occupancy for the first six months of 2002 was 89.3% excluding the new, but unoccupied, building at Executive Park, which was completed effective April 1, 2002 - see Note 5 to the Consolidated Financial Statements for more information.) Other property income decreased primarily due to a reduction in tenant expense recoveries.

GAIN FROM PROPERTY SALES of $4,220,000 in the first six months of 2001 is comprised of the sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,150,000; the sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,917,000; and the sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000.

INTEREST INCOME decreased by $370,000, or 56.7%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between the periods.

PROPERTY OPERATING EXPENSES for the first six months of 2002 decreased $227,000, or 1.7%, compared to the same period in 2001. The decrease is comprised primarily of the following components:

          o Utilities decreased $502,000 primarily due to overall lower electrical and natural gas usage.

          o Combined, all other operating costs increased $275,000, or about 2% between the periods, and include general increases in real estate taxes, property level salaries, property and liability insurance premiums, and security costs.

INTEREST EXPENSE for the first six months of 2002 decreased $701,000, or 8.6%, compared to the first six months of 2001, as a result of a decrease in mortgage interest of $368,000 (primarily due to a lower interest rate for HRP's only variable rate mortgage secured by Allfirst Building), the capitalization of $256,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the Consolidated Financial Statements), and a decrease in loan cost amortization and other interest costs of $77,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $243,000, or 3.3%, primarily due to depreciation for the newly completed building at Executive Park.

GENERAL AND ADMINISTRATIVE EXPENSES for the first six months of 2002 increased $84,000, or 4.3%, compared to the first six months of 2001, due to increases in certain professional fees and overhead costs.

LITIGATION COSTS were $365,000 and $3,329,000 for the first six months of 2002 and 2001, respectively, and are related to the lawsuits described in Note 6 to the Consolidated Financial Statements.

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

As of June 30, 2002, HRP owned fourteen real estate assets (the "Properties"), located in six states containing 5,196,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

This Form 10-Q should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2001.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position increased $2,730,000 during the first six months of 2002 to $27,643,000 as of June 30, 2002. The source of cash during the period was $9,845,000 of cash provided by operating activities. The uses of cash were $3,351,000 for property and tenant improvements, $1,960,000 for property development costs, and $1,804,000 for scheduled mortgage principal payments.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP had leases in place as of December 31, 2001 to provide $55,261,000 of minimum rental payments during 2002. HRP had $54,443,000 of minimum rental payments estimated for the prior year in 2001 (based on leases in place as of December 31, 2000), however the actual rental payments recorded for 2001 were $60,494,000. For the six months ended June 30, 2002 and 2001, HRP's actual rental payments recorded were $30,690,000 and $30,720,000, respectively. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants, as well as sustaining or increasing rental rates. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

In addition to the commitment described below with regards to the development project at Executive Park, HRP has estimated and budgeted tenant and capital improvements of $10,852,000 and lease commissions of $2,261,000 for 2002. For the first six months of 2002, HRP incurred $3,351,000 of tenant and capital improvements and $883,000 of lease commissions of these estimates.

PROPERTY DEVELOPMENT -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 125,000 net rentable square feet. As of June 30, 2002, HRP had incurred and capitalized $15,366,000 of construction and development costs, which includes all of the costs for the building and its parking garage (excluding the existing land costs, lease commissions and tenant improvements to be spent after a lease is executed, and loan fees once financing is secured). The building and its parking garage, excluding tenant finish-out, was completed at the beginning of April 2002. All development costs have been paid with cash funds on hand, however once the property is substantially leased, it is anticipated that loan financing will be secured to replenish HRP's cash. Costs for lease commissions, tenant improvements and loan fees are dependant upon the terms of each lease and loan agreement and are yet to be determined. HRP anticipates leasing substantially all of the building by late 2002.

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

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by eleven non-recourse mortgage loans aggregating $199,420,000 as of June 30, 2002. These mortgage loans have interest rates ranging from 3.17% to 8.70% (with an effective average interest rate of 7.58%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. Based upon loan amortizations in effect, HRP is required to pay approximately $1,868,000 of principal payments during the remainder of 2002.

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2003. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

TRANSACTIONS WITH RELATED PARTIES -

For information about transactions with related parties, see Note 2 to the Consolidated Financial Statements.

INFLATION -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2001 and for the six months ended June 30, 2002. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2002.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of June 30, 2002 and December 31, 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $1,065,000 and $1,204,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 3.14% and 3.44% as of June 30, 2002 and December 31, 2001, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of June 30, 2002 and December 31, 2001, the estimated fair value of the interest rate cap was $110,000 and $68,000, respectively.

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


                                        HALLWOOD REALTY PARTNERS, L.P.
                                        (Registrant)

                                        By: HALLWOOD REALTY, LLC
                                            General Partner

Date:     July 29, 2002                 By: /s/ JEFFREY D. GENT
          -------------                     --------------------------
                                            Jeffrey D. Gent
                                            Vice President - Finance
                                            (Principal Financial and
                                            Accounting Officer)