Form 10-Q
period 2002-09-30
HALLWOOD REALTY PARTNERS L P
filed 2002-11-13
CIK 865439

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10643

                         ------------------------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                         ------------------------------


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

           NUMBER OF UNITS OUTSTANDING AT NOVEMBER 12, 2002: 1,589,948


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----


PART I - FINANCIAL INFORMATION

Item 1  Financial Statements:

        Consolidated Balance Sheets as of September 30, 2002 (unaudited)
        and December 31, 2001                                                                                   3

        Consolidated Statements of Income for the
        Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)                                     4

        Consolidated Statements of Comprehensive Income for the
        Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)                                     5

        Consolidated Statement of Partners' Capital for the
        Nine Months Ended September 30, 2002  (unaudited)                                                       6

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 2002 and 2001 (unaudited)                                               7

        Notes to Consolidated Financial Statements (unaudited)                                                  8

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations, Liquidity and Capital Resources                                             12

Item 3  Quantitative and Qualitative Disclosures About Market Risk                                             16

Item 4  Controls and Procedures                                                                                16


PART II - OTHER INFORMATION


Items 1 to 6 Other Information                                                                                 17

        Signature                                                                                              18

        Certification                                                                                          19

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                             SEPTEMBER 30,          December 31,
                                                                 2002                   2001
                                                             ------------           ------------
                                                             (UNAUDITED)
ASSETS

Real estate:
     Land                                                    $     59,015           $     59,015
     Buildings and improvements                                   305,410                290,674
     Tenant improvements                                           22,077                 22,301
     Construction in progress                                       6,199                 18,303
                                                             ------------           ------------
                                                                  392,701                390,293
     Accumulated depreciation and amortization                   (182,044)              (176,719)
                                                             ------------           ------------
         Real estate, net                                         210,657                213,574

Cash and cash equivalents                                          32,160                 24,913
Accounts receivable                                                 1,792                  2,315
Lease commissions, net                                             10,716                 10,868
Escrow deposits held by lenders                                     7,720                  8,359
Loan costs, net                                                     2,821                  3,258
Prepaid expenses and other assets                                   6,263                  6,588
                                                             ------------           ------------
         Total assets                                        $    272,129           $    269,875
                                                             ============           ============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                                       $    198,379           $    201,224
     Accounts payable and accrued expenses                          3,758                  5,147
     Prepaid rent, security deposits and other                      3,024                  3,061
     Deferred litigation proceeds                                   6,405                  6,405
     Payable to affiliates, net                                       490                     16
                                                             ------------           ------------
         Total liabilities                                        212,056                215,853
                                                             ------------           ------------

Commitments and contingencies

Partners' capital:
     Limited partners - 1,589,948 units outstanding                58,486                 52,290
     General partner                                                  591                    528
     Accumulated other comprehensive income                           996                  1,204
                                                             ------------           ------------
         Total partners' capital                                   60,073                 54,022
                                                             ------------           ------------
         Total liabilities and partners' capital             $    272,129           $    269,875
                                                             ============           ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                            -------------------------------        -------------------------------
                                                                2002               2001                2002               2001
                                                            ------------       ------------        ------------       ------------
REVENUES:
   Property operations                                      $     16,788       $     16,740        $     50,379       $     50,461
   Parking, construction and tenant services                         993              2,002               4,622              6,136
   Gain from property sales                                           --                  3                  --              4,223
   Interest                                                          186                235                 468                887
                                                            ------------       ------------        ------------       ------------
      Total revenues                                              17,967             18,980              55,469             61,707
                                                            ------------       ------------        ------------       ------------

EXPENSES:
   Property operations                                             7,036              6,799              20,330             20,320
   Parking, construction and tenant services                         504              1,320               2,967              4,032
   Interest                                                        3,827              3,791              11,244             11,909
   Depreciation and amortization                                   3,604              3,438              11,133             10,724
   General and administrative                                      1,047              1,072               3,065              3,006
   Litigation costs                                                  106                206                 471              3,535
                                                            ------------       ------------        ------------       ------------
      Total expenses                                              16,124             16,626              49,210             53,526
                                                            ------------       ------------        ------------       ------------

INCOME BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF SFAS NO. 133 ADOPTION                         1,843              2,354               6,259              8,181
Extraordinary loss from early extinguishment of debt                  --               (514)                 --               (559)
                                                            ------------       ------------        ------------       ------------
INCOME BEFORE CUMULATIVE EFFECT
OF SFAS NO. 133 ADOPTION                                           1,843              1,840               6,259              7,622
Cumulative effect of SFAS No. 133 adoption                            --                 --                  --               (192)
                                                            ------------       ------------        ------------       ------------
NET INCOME                                                  $      1,843       $      1,840        $      6,259       $      7,430
                                                            ============       ============        ============       ============

ALLOCATION OF NET INCOME:
   Limited partners                                         $      1,824       $      1,822        $      6,196       $      7,356
   General partner                                                    19                 18                  63                 74
                                                            ------------       ------------        ------------       ------------
      Total                                                 $      1,843       $      1,840        $      6,259       $      7,430
                                                            ============       ============        ============       ============

NET INCOME PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                    $       1.15       $       1.47        $       3.90       $       5.10
      Loss from early extinguishment of debt                          --              (0.32)                 --              (0.35)
      Cumulative effect of SFAS No. 133 adoption                      --                 --                  --              (0.12)
                                                            ------------       ------------        ------------       ------------
           Net income                                       $       1.15       $       1.15        $       3.90       $       4.63
                                                            ============       ============        ============       ============

   Earnings per unit - assuming dilution
      Income before extraordinary loss and cumulative
         effect of SFAS No. 133 adoption                    $       1.11       $       1.42        $       3.76       $       4.93
      Loss from early extinguishment of debt                          --              (0.31)                 --              (0.34)
      Cumulative effect of SFAS No. 133 adoption                      --                 --                  --              (0.12)
                                                            ------------       ------------        ------------       ------------
          Net income                                        $       1.11       $       1.11        $       3.76       $       4.47
                                                            ============       ============        ============       ============

WEIGHTED AVERAGE UNITS USED IN COMPUTING
NET INCOME PER UNIT AND POTENTIAL UNIT:
   Basic                                                           1,590              1,590               1,590              1,590
                                                            ============       ============        ============       ============
   Assuming dilution                                               1,647              1,645               1,647              1,645
                                                            ============       ============        ============       ============

                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                     Nine Months Ended
                                                         SEPTEMBER 30,                           September 30,
                                               --------------------------------        --------------------------------
                                                   2002                2001                2002                2001
                                               ------------        ------------        ------------        ------------

NET INCOME                                     $      1,843        $      1,840        $      6,259        $      7,430

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                          --                  --                  --               1,481

Amortization of deferred gain
from sale of interest rate swap                         (69)                (69)               (208)               (208)
                                               ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME                           $      1,774        $      1,771        $      6,051        $      8,703
                                               ============        ============        ============        ============



                See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                    Accumulated                       Limited
                                                                       Other                        Partnership
                                        General       Limited      Comprehensive                       Units
                                        Partner       Partners        Income          Total         Outstanding
                                     ------------   ------------   ------------    ------------    ------------

PARTNERS' CAPITAL,
JANUARY 1, 2002                      $        528   $     52,290   $      1,204    $     54,022       1,589,948

Amortization of deferred gain from
sale of interest rate swap                     --             --           (208)           (208)             --

Net income                                     63          6,196             --           6,259              --
                                     ------------   ------------   ------------    ------------    ------------

PARTNERS' CAPITAL,
SEPTEMBER 30, 2002                   $        591   $     58,486   $        996    $     60,073       1,589,948
                                     ============   ============   ============    ============    ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                      -----------------------------------
                                                                          2002                   2001
                                                                      ------------           ------------

OPERATING ACTIVITIES:
   Net income                                                         $      6,259           $      7,430
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                         11,133                 10,724
      Gain from property sales                                                  --                 (4,223)
      Loss from early extinguishment of debt                                    --                    559
      Cumulative effect of SFAS No. 133 adoption                                --                    192
      Effective rent adjustments                                              (249)                  (228)
   Changes in assets and liabilities:
      Accounts receivable                                                      523                    508
      Lease commission payments                                             (1,588)                (2,237)
      Prepaid expenses, escrow deposits and other assets                     1,660                    820
      Accounts payable and other liabilities                                (1,298)                (2,159)
                                                                      ------------           ------------
         Net cash provided by operating activities                          16,440                 11,386
                                                                      ------------           ------------

INVESTING ACTIVITIES:
   Property and tenant improvements                                         (4,374)                (4,891)
   Property development cost                                                (1,964)               (10,277)
   Cash proceeds from property sales, net of selling costs                      --                  8,474
                                                                      ------------           ------------
         Net cash used in investing activities                              (6,338)                (6,694)
                                                                      ------------           ------------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                                  --                 10,000
   Mortgage principal refinanced                                                --                 (2,760)
   Mortgage principal payments                                              (2,845)                (3,226)
   Mortgage principal early payoff                                              --                 (2,125)
   Prepayment penalties                                                         --                   (423)
   Loan fees                                                                   (10)                  (175)
                                                                      ------------           ------------
         Net cash provided by (used in) financing activities                (2,855)                 1,291
                                                                      ------------           ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                        7,247                  5,983
BEGINNING CASH AND CASH EQUIVALENTS                                         24,913                 16,457
                                                                      ------------           ------------
ENDING CASH AND CASH EQUIVALENTS                                      $     32,160           $     22,440
                                                                      ============           ============



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Nine Months Ended September 30,
                                  2002 and 2001
                                   (unaudited)



1         ORGANIZATION AND ACCOUNTING POLICIES

          Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of September 30, 2002 there were 1,589,948 units outstanding.

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

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Reclassifications, including the gross up of certain revenues for expenses that were previously netted against revenues, have been made in the prior periods to confirm to the classifications used in the current period. The reclassifications had no effect on previously reported net income.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Nine Months Ended September 30,
                                  2002 and 2001
                                   (unaudited)



2         TRANSACTIONS WITH RELATED PARTIES

          Realty and HCRE are compensated for services provided to HRP and its real estate properties and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 100 employees rendering services on behalf of the Partnership and its properties are reimbursed to Realty and HCRE by HRP. HRP pays its account balances with Realty and HCRE on a monthly basis. The following table sets the amounts paid by HRP (in thousands):


                                                     THREE MONTHS                       NINE MONTHS
                                                        ENDED                              ENDED
                              ENTITY PAID            SEPTEMBER 30,                      SEPTEMBER 30,
                                  OR          ---------------------------       ---------------------------
                               REIMBURSED        2002             2001             2002             2001
                              -----------     ----------       ----------       ----------       ----------


Asset management fee             Realty       $      155       $      153       $      464       $      461
Disposition fee                  Realty               --               --               --              120
Reimbursement of costs (a)       Realty              758              681            2,251            2,009
Property management fee           HCRE               504              504            1,515            1,527
Lease commissions (b)             HCRE               714              168            1,405            1,883
Construction fees                 HCRE                68              348              453              910
Reimbursement of costs (c)        HCRE               896              881            2,797            2,655

                  (a) These costs are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs.

                  (b) As of September 30, 2002, $388,000 of the 2002 lease commissions are accrued and are related to the development project at Executive Park and are scheduled to be paid in 2003. See Note 5.

                  (c) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.


3         COMPUTATION OF NET INCOME PER UNIT

          Basic net income per unit is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units outstanding. Net income per unit assuming dilution is computed by dividing net income attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding (in thousands):


                                                                            THREE MONTHS                   NINE MONTHS
                                                                               ENDED                          ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     --------------------------      --------------------------
                                                                        2002            2001            2002            2001
                                                                     ----------      ----------      ----------      ----------


Weighted average units outstanding - basic                                1,590           1,590           1,590           1,590
Potential weighted average units issued from options                         69              69              69              69
Potential repurchase of units from unit option proceeds                     (12)            (14)            (12)            (14)
                                                                     ----------      ----------      ----------      ----------
Potential weighted average units outstanding - assuming dilution          1,647           1,645           1,647           1,645
                                                                     ==========      ==========      ==========      ==========

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Nine Months Ended September 30,
                                  2002 and 2001
                                   (unaudited)



4         STATEMENTS OF CASH FLOWS

          Supplemental disclosure of cash flow information -

                  Cash interest payments were $7,122,000 (net of capitalized interest of $256,000) and $12,139,000 (net of capitalized interest of $248,000) in the nine months ended September 30, 2002 and 2001, respectively.

         Supplemental disclosure of noncash investing and financing activities -

                  As of December 31, 2001, HRP had a construction payable for property development costs at Executive Park of $250,000.


5         PROPERTY DEVELOPMENT

          In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting, for such collateral, $608,000 of United States Treasury Bonds which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 128,000 net rentable square feet. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. HRP incurred and capitalized $15,370,000 of construction and development costs, which included all of the costs for the building and its parking garage (excluding the existing land costs). A 7-year lease for the entire building, with an option for 5 additional years, with the General Services Administration was executed in September 2002 and will commence upon the completion of tenant improvements, estimated to be sometime between May and August 2003. The lease commissions incurred were $777,000, while the tenant improvements are estimated to be $4,500,000. All development and leasing costs have been or will be paid from cash funds on hand; however, it is anticipated that loan financing of $11,000,000 to $15,000,000 will be secured in the second half of 2003.


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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Nine Months Ended September 30,
                                  2002 and 2001
                                   (unaudited)



6         LITIGATION  (CONTINUED)

          A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

          On February 15, 2000, HRP filed a lawsuit in the United States District Court for the Southern District of New York styled Hallwood Realty Partners, L.P. v. Gotham Partners L.P., et al. (Civ. No. 00 CV
          1115) alleging violations of the Securities Exchange Act of 1934 by certain purchasers of its units, including Gotham Partners, L.P., Gotham Partners III, L.P., Private Management Group, Inc., Interstate Properties, Steven Roth and EFO Realty, Inc., by virtue of those purchasers' misrepresentations and/or omissions in connection with filings required under the Securities Exchange Act of 1934. The complaint further alleged that defendants, by acquiring more than 15% of the outstanding HRP units, have triggered certain rights under its Unit Purchase Rights Agreement, for which HRP was seeking declaratory relief. HRP sought various forms of relief, including declaratory judgments, divestiture, corrective disclosures, a "cooling-off" period and damages, including costs and disbursements. On November 16, 2000, the court granted HRP's motion to add as defendants Gotham Holdings II, L.L.C., Hallwood Investors, L.P., Liberty Realty Partners, L.P. and EFO/Liberty, Inc. and to remove EFO Realty, Inc. as a defendant. Discovery was completed in December 2000 and trial was held in February 2001. On February 23, 2001, the court rendered a decision in favor of the defendants and on February 28, 2001, the court ordered the complaint dismissed. HRP filed a Notice of Appeal on March 29, 2001. Oral argument was heard on March 4, 2002. On April 11, 2002, the U.S. Court of Appeals for the Second Circuit upheld the lower court's ruling in favor of defendants. On April 25, 2002, HRP filed with the court a Petition for Rehearing and Rehearing En Banc with respect to the April 11, 2002 decision. On June 3, 2002, the Second Circuit denied that petition. HRP has not sought further appellate review and the determination in favor of defendants is now final.

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

                         HALLWOOD REALTY PARTNERS, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES


RESULTS OF OPERATIONS

THIRD QUARTER OF 2002 COMPARED TO THE THIRD QUARTER OF 2001


REVENUE FROM PROPERTY OPERATIONS for the third quarter of 2002 increased $48,000, or 0.3%, compared to the 2001 third quarter. The following table illustrates the components of the change, in thousands:


               Rental income, net        $      201
               Other property income           (153)
                                         ----------
                  Net increase           $       48
                                         ==========

Net rental income increased primarily due to an overall increase in rental rates offset by a decrease in average occupancy between periods from 91.5% to 86.6%. Average occupancy for the third quarter of 2002 was 88.8% excluding the new, but unoccupied, building at Executive Park, which was completed in April 2002 - see
Note 5 to the Consolidated Financial Statements for more information. Other property income decreased primarily due to a lease termination fee that was received in the 2001 period.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for the third quarter of 2002 decreased $1,009,000, or 50.4%, primarily as a result of a few major construction service projects completed in the 2001 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST INCOME decreased by $49,000, or 20.9%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between the periods.

PROPERTY OPERATING EXPENSES for the third quarter of 2002 increased $237,000, or 3.5%, compared to the same period in 2001. The increase is comprised primarily of the following components:

         o Real estate taxes increased $79,000 primarily due the addition of the development building at Executive Park.

         o Combined, all other operating costs increased $158,000, or about 2.3% between the periods, and include general increases in janitorial costs, utilities, and property level salaries.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for the third quarter of 2002 decreased $816,000, or 61.8%, primarily as a result of a few major construction service projects completed in the 2001 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for the third quarter of 2002 increased $36,000, or 0.9%, compared to the same period in 2001, due to the capitalization of $248,000 of interest for construction of the development project at Executive Park in the 2001 quarter, partially offset by changes in the estimated fair value of an interest rate cap and offset by lower mortgage interest. Mortgage interest decreased primarily due to a lower interest rate for HRP's only variable rate mortgage secured by Allfirst Building. (For more information about the interest rate cap and the variable rate mortgage, see Item 3 - Quantitative and Qualitative Disclosures About Market Risk contained in this Form 10-Q.)

DEPRECIATION AND AMORTIZATION EXPENSE increased $166,000, or 4.8%, primarily due to depreciation for the newly completed building at Executive Park .

GENERAL AND ADMINISTRATIVE EXPENSES for the third quarter of 2002 decreased $25,000, or 2.3%, compared to the same period in 2001, due to a decrease in certain professional fees, but partially offset by increases in state franchise taxes, partnership level personnel costs, and certain overhead and insurance costs.

LITIGATION COSTS were $106,000 and $206,000 for the third quarter of 2002 and 2001, respectively, and are related to the lawsuits described in Note 6 to the Consolidated Financial Statements.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST NINE MONTHS OF 2002 COMPARED TO THE FIRST NINE MONTHS OF 2001


REVENUE FROM PROPERTY OPERATIONS for the first nine months of 2002 decreased $82,000, or 0.2%, compared to the first nine months of 2001. The following table illustrates the components of the change, in thousands:


               Rental income, net        $      242
               Other property income           (324)
                                         ----------
                  Net decrease           $      (82)
                                         ==========

Net rental income increased primarily due to an overall increase in rental rates offset by a decrease in average occupancy between periods from 91.6% to 87.6%. Average occupancy for the first nine months of 2002 was 89.1% excluding the new, but unoccupied, building at Executive Park, which was completed in April 2002 - see Note 5 to the Consolidated Financial Statements for more information. Other property income decreased due to a reduction in tenant expense recoveries.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for the first nine months of 2002 decreased $1,514,000, or 24.7%, primarily as a result of a few major construction service projects completed in the 2001 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

GAIN FROM PROPERTY SALES of $4,223,000 in the first nine months of 2001 is comprised of the sale of one building at Seattle Business Parks for a gross selling price of $3,287,000, resulting in a gain of $2,148,000; the sale of Joy Road Distribution Center for a gross selling price of $5,326,000, resulting in a gain of $1,922,000; and the sale of one building at Fairlane Commerce Park for a gross selling price of $575,000, resulting in a gain of $153,000.

INTEREST INCOME decreased by $419,000, or 47.2%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between the periods.

PROPERTY OPERATING EXPENSES for the first nine months of 2002 increased $10,000, or 0.05%, compared to the same period in 2001. The decrease is comprised primarily of the following components:

         o Utilities decreased $464,000 primarily due to overall lower electrical and natural gas usage.

         o Combined, all other operating costs increased $474,000, or about 2.3% between the periods, and include general increases in property level salaries, real estate taxes, and property and liability insurance premiums.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for the first nine months of 2002 decreased $1,065,000, or 26.4%, primarily as a result of a few major construction service projects completed in the 2001 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for the first nine months of 2002 decreased $665,000, or 5.6%, compared to the first nine months of 2001, as a result of a decrease in mortgage interest of $610,000 (primarily due to a lower interest rate for HRP's only variable rate mortgage secured by Allfirst Building) and a decrease in loan cost amortization and other interest costs of $55,000.

DEPRECIATION AND AMORTIZATION EXPENSE increased $409,000, or 3.8%, primarily due to depreciation for the newly completed building at Executive Park.

GENERAL AND ADMINISTRATIVE EXPENSES for the first nine months of 2002 increased $59,000, or 2.0%, compared to the first nine months of 2001, due to increases in certain professional fees, state franchise taxes, and overhead costs.

LITIGATION COSTS were $471,000 and $3,535,000 for the first nine months of 2002 and 2001, respectively, and are related to the lawsuits described in Note 6 to the Consolidated Financial Statements.

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

As of September 30, 2002, HRP owned 14 real estate assets (the "Properties"), located in six states containing 5,198,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

This Form 10-Q should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2001.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position increased $7,247,000 during the first nine months of 2002 to $32,160,000 as of September 30, 2002. The source of cash during the period was $16,440,000 of cash provided by operating activities. The uses of cash were $4,374,000 for property and tenant improvements, $1,964,000 for property development costs, $2,845,000 for scheduled mortgage principal payments, and $10,000 for loan fees.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP had leases in place as of December 31, 2001 to provide $55,261,000 of minimum rental payments during 2002. HRP had $54,443,000 of minimum rental payments estimated for the prior year in 2001 (based on leases in place as of December 31, 2000), however the actual rental payments for 2001 were $60,494,000. For the nine months ended September 30, 2002 and 2001, HRP's actual rental payments were $46,169,000 and $45,948,000, respectively. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants, as well as sustaining or increasing rental rates. The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of its Properties.

In addition to the commitment described below with regards to the development project at Executive Park, HRP currently has estimated commitments for tenant and capital improvements of $2,400,000 for projects either in progress or for projects identified to be done. Additionally, HRP estimates that it may spend about $550,000 for the remainder of 2002 for lease commissions.

PROPERTY DEVELOPMENT -

In early 2001, HRP demolished a 1-story office building at its Executive Park property in Atlanta, Georgia that contained 18,000 net rentable square feet. In order to do so, HRP had to obtain a release of the building from Executive Park's mortgage lien by substituting, for such collateral, $608,000 of United States Treasury Bonds which have various maturity dates through December 2007. In February 2001, HRP began constructing a 5-story office building containing 128,000 net rentable square feet. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. HRP incurred and capitalized $15,370,000 of construction and development costs, which included all of the costs for the building and its parking garage (excluding the existing land costs). A 7-year lease for the entire building, with an option for 5 additional years, with the General Services Administration was executed in September 2002 and will commence upon the completion of tenant improvements, estimated to be sometime between May and August 2003. The lease commissions incurred were $777,000, while the tenant improvements are estimated to be $4,500,000. All development and leasing costs have been or will be paid from cash funds on hand; however, it is anticipated that loan financing of $11,000,000 to $15,000,000 will be secured in the second half of 2003.

                         HALLWOOD REALTY PARTNERS, L.P.

LITIGATION & JUDGMENT -

On July 18, 2001, the Delaware Court of Chancery rendered its opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. (For more information about this litigation and the lawsuit filed in United States District Court of the Southern District of New York, see Note 6 to the Consolidated Financial Statements.) Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by eleven non-recourse mortgage loans aggregating $198,379,000 as of September 30, 2002. These mortgage loans have interest rates ranging from 3.12% to 8.70% (with an effective average interest rate of 7.57%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. Based upon loan amortizations in effect, HRP is required to pay approximately $827,000 of principal payments during the remainder of 2002.

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

INFLATION -

Inflation did not have a significant impact on HRP during 2001 or for the nine months ended September 30, 2002. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2002.

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

                         HALLWOOD REALTY PARTNERS, L.P.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of September 30, 2002 and December 31, 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $996,000 and $1,204,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 3.12% and 3.44% as of September 30, 2002 and December 31, 2001, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of September 30, 2002 and December 31, 2001, the estimated fair value of the interest rate cap was $144,000 and $68,000, respectively.

Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by approximately $250,000 on an annual basis.


ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. It is the conclusion of the registrant's principal executive officer and principal financial officer that the registrant's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this quarterly report, are effective.

(b) Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          Reference is made to Item 8 - Note 10 of Form 10-K for the year ended
          December 31, 2001 and Note 6 of this Form 10-Q.

2         Changes in Securities and Use of Proceeds                                   None.

3         Defaults upon Senior Securities                                             None.

4         Submission of Matters to a Vote of Security Holders                         None.

5         Other Information                                                           None.

6         Exhibits and Reports on Form 8-K

          (a)     Exhibits                                                            None.

          (b)     Reports on Form 8-K

                  HRP filed a report on Form 8-K, dated August 29, 2002, to report the opinion issued by the Supreme Court of Delaware in the pending action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P.

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


                             HALLWOOD REALTY PARTNERS, L.P.
                             ------------------------------
                             (Registrant)

                             By: HALLWOOD REALTY, LLC
                                 General Partner

Date: November 12, 2002          By: /s/ JEFFREY D. GENT
      -----------------              ------------------------------------
                                 Jeffrey D. Gent
                                 Vice President - Finance
                                 (Principal Financial and Accounting Officer)

                         HALLWOOD REALTY PARTNERS, L.P.



                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q


I, Anthony J. Gumbiner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hallwood Realty Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 12, 2002                     /s/ Anthony J. Gumbiner
            -----------------                     -----------------------
                                                  Anthony J. Gumbiner
                                                  Chief Executive Officer

                         HALLWOOD REALTY PARTNERS, L.P.


                CERTIFICATION FOR QUARTERLY REPORTS ON FORM 10-Q


I, Jeffrey D. Gent, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hallwood Realty Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 12, 2002              /s/ Jeffrey D. Gent
            -----------------              -------------------
                                           Jeffrey D. Gent
                                           Vice President - Finance
                                           (Principal Financial and
                                           Accounting Officer)