Form 10-K
period 2002-12-31
HALLWOOD REALTY PARTNERS L P
filed 2003-03-21
CIK 865439

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ----------------------------------------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                         COMMISSION FILE NUMBER: 1-10643

              ----------------------------------------------------

                         HALLWOOD REALTY PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

              ----------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act):  Yes  X   No
                                        ---     ---

The aggregate market value of units held by nonaffiliates of the registrant as of June 28, 2002 was $86,860,000.

            CLASS: UNITS REPRESENTING LIMITED PARTNERSHIP INTERESTS.
                 OUTSTANDING AT MARCH 14, 2003: 1,593,948 UNITS.

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
       PART 1

       Item 1            Business                                                                       3

       Item 2            Properties                                                                     6

       Item 3            Legal Proceedings                                                              7

       Item 4            Submission of Matters to a Vote of Security Holders                            8

       PART II

       Item 5            Market for Registrant's Units and Related Security Holder Matters              8

       Item 6            Selected Financial Data                                                        9

       Item 7            Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                      10

       Item 7a           Quantitative and Qualitative Disclosures about Market Risk                     17

       Item 8            Financial Statements and Supplemental Information                              18

       Item 9            Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosures                                                      39

       PART III

       Item 10           Directors and Executive Officers of the Registrant                             40

       Item 11           Executive Compensation                                                         41

       Item 12           Security Ownership of Certain Beneficial Owners and Management                 43

       Item 13           Certain Relationships and Related Transactions                                 44

       Item 14           Controls and Procedures                                                        44

       PART IV

       Item 15           Exhibits, Financial Statement Schedule and Reports on Form 8-K                 44

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

As of December 31, 2002, HRP owned 14 real estate properties (the "Properties") located in six states containing 5,199,000 net rentable square feet (for additional information, see Item 2 - Properties). HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

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

RISKS, COMPETITION AND OTHER FACTORS

DETERIORATION IN ECONOMIC CONDITIONS AND THE REAL ESTATE MARKETS COULD HARM HRP'S BUSINESS.

The commercial real estate industry is sensitive to a number of factors relating to global, national, regional and local general and economic conditions, including war, threat of war, inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP's business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP's financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate.

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

HRP MAY BE SENSITIVE TO CHANGES IN INTEREST RATES.

Because only one of its mortgage loans has a floating interest rate, HRP's exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing loan rate. As of December 31, 2002, HRP had mortgage loans totaling $172,552,000 with fixed interest rates from 6.97% to 8.7% (with an effective average interest rate of 8.21%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate compared to the existing rate will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

A $25,000,000 mortgage loan secured by Allfirst Building bears interest at LIBOR plus 130 basis points, and therefore HRP's actual cash interest costs are affected by changes in market interest rates. The interest rate for this loan was 2.68% as of December 31, 2002. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

INSURANCE RISKS HAVE INCREASED AS A RESULT OF RECENT EVENTS.

Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP's ability to obtain appropriate insurance coverages. However, at this time the only impact on HRP has been an increase in premiums. HRP has $250,000,000 of terrorism insurance coverage.

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

Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP's properties is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

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

SOME OF HRP'S LOANS CONTAIN COVENANTS AND RESTRICTIONS, WHICH AFFECT
FLEXIBILITY.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan's annual debt service. The ratio, for a loan requiring a minimum
1.15 ratio, was 2.25, 2.35, and 2.19 for 2002, 2001, and 2000, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.39, 1.94, and 2.45 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2002. As of December 31, 2002, the outstanding balance of the loans is $111,553,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP's ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans also, under certain circumstances, may restrict the ability of HRP to merge, to consolidate or to liquidate.

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

OTHER.

Realty and HCRE, on behalf of HRP, monitor compliance with the Americans with Disabilities Act and are currently not aware of any material non-compliance issues.

HRP does not directly employ any individuals. Currently, approximately 90 employees of Realty and/or HCRE render services on behalf of HRP and its Properties.

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

ITEM 2.   PROPERTIES


As of December 31, 2002, HRP owned 14 properties located in six states with 5,199,000 net rentable square feet.

                                                                                            NET
                                                                                         RENTABLE      ACRES       PERCENTAGE
                                                                         YEAR(S)          SQUARE        OF        LEASED AS OF
NAME AND LOCATION                               DESCRIPTION           CONSTRUCTED          FEET        LAND        12/31/2002
-------------------------------        --------------------------    ------------        ---------     -----      ------------

AIRPORT PLAZA                                  three story                1982             48,637         2          100%
San Diego, California                        office building

ALLFIRST BUILDING                               22 story                  1972            343,080       0.6           98%
Baltimore, Maryland                          office building

BELLEVUE CORPORATE PLAZA                        ten story                 1980            242,861       3.6           74%
Bellevue, Washington                         office building

BRADSHAW BUSINESS PARKS                      21 single story          1974 to 1980        452,838        31           95%
Sacramento and Rancho Cordova,         office/warehouse buildings
California                                    at four sites

CORPORATE SQUARE                          10 one to seven story       1967 to 1973,       593,061        34           94%
Atlanta, Georgia                            office buildings              2000

EXECUTIVE PARK                             26 one to six story        1965 to 1972,     1,019,615        70           88%
Atlanta, Georgia                            office buildings              2002

FAIRLANE COMMERCE PARK                  11 single story buildings     1973 to 1990        416,056        35          100%
Dearborn, Michigan                      in office/industrial park

FOUNTAIN VIEW BUSINESS CENTER                 3 three story               1980             89,432       4.3           96%
San Diego, California                       office buildings

GULLEY ROAD INDUSTRIAL PARK             5 single story buildings      1990 to 1993        154,360        11           83%
Dearborn, Michigan                        in an industrial park

MONTROSE OFFICE CENTER                          ten story                 1980            147,337         3           99%
Rockville, Maryland                          office building

PARKLANE TOWERS                            twin fifteen story             1973            486,607      31.8           94%
Dearborn, Michigan                          office buildings

RAINTREE INDUSTRIAL PARK                14 single story buildings     1971 to 1979        795,198        49           84%
Solon, Ohio                            in office/industrial complex

RIVERBANK PLAZA                               2 three story               1978            40,222        1.6          100%
San Diego, California                       office buildings

SEATTLE BUSINESS PARKS                       17 single story          1972 to 1978,       369,248        23           87%
Kent and Tukwila, Washington                buildings in two              1993
                                         office/industrial parks

Allfirst Bank, the principal tenant of Allfirst Building, has options to purchase the building from HRP for $28,000,000 in either 2004 or 2006. For information regarding this project as well as encumbrances to which any properties are subject and the status of related mortgage loans, see "Liquidity and Capital Resources" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 to the Consolidated Financial Statements and Schedule III in Item 8 - Financial Statements and Supplemental Information.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP's portion is approximately $210,000 annually.

ITEM 3.   LEGAL PROCEEDINGS

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

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. A further hearing on the remand is scheduled to take place in May or June 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2002.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS

HRP's units are traded on the American Stock Exchange under the symbol "HRY". As of March 14, 2003, there were approximately 24,000 unitholders owning the 1,593,948 units outstanding. Each quarter Realty reviews HRP's capacity to make cash distributions to its partners. HRP has not paid any cash distributions since February, 1992.

The following table shows the high and low closing prices for the periods indicated, as reported by the American Stock Exchange:



                        CLOSING PRICES
                    --------------------
                       HIGH       LOW
                    ---------  ---------
2001 -

    1st Quarter     $   71.75  $   47.50

    2nd Quarter         67.50      56.00

    3rd Quarter         60.00      52.00

    4th Quarter         71.02      52.75


2002 -

    1st Quarter     $   72.25  $   69.00

    2nd Quarter         70.25      68.50

    3rd Quarter         94.50      58.00

    4th Quarter         87.95      80.50


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


                                                                              YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                        2002            2001            2000            1999             1998
                                                    -----------     -----------     -----------      -----------     -----------
                                                                      (in thousands except per unit amounts)

STATEMENTS OF OPERATIONS:

Total revenues(a)                                   $    73,739     $    74,691     $    69,901      $    61,470     $    58,056

Income (loss) before interest income, gain from
property sales, and cumulative effect of
SFAS No. 133 adoption                                     6,294           3,293          (1,267)           3,154          10,723

Income (loss) before cumulative effect
of SFAS No. 133 adoption                                  6,931           8,520            (299)           4,062          11,593

Net income (loss)                                         6,931           8,328            (299)           4,062          11,593


Income (loss) per unit and equivalent unit :

  Basic -

      Income (loss) before cumulative effect
      of SFAS No. 133 adoption                             4.32            5.31           (0.18)            2.40            6.86

      Net income (loss)                                    4.32            5.19           (0.18)            2.40            6.86

  Assuming dilution -

      Income (loss) before cumulative effect
      of SFAS No. 133 adoption                             4.16            5.13           (0.18)            2.31            6.59

      Net income (loss)                                    4.16            5.01           (0.18)            2.31            6.59


BALANCE SHEETS:

Real estate, net(b)                                 $   209,838     $   213,574     $   206,392      $   192,814     $   175,779

Total assets                                            274,420         269,875         254,504          230,386         214,023

Mortgages payable                                       197,552         201,224         200,096          171,312         162,078

Partners' capital(c)                                     60,675          54,022          44,490           48,696          44,634



NOTES TO SELECTED FINANCIAL DATA:

(a) Reclassifications, including a gross-up for parking, construction and tenant service expenses that were previously netted against revenues, have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". The reclassifications had no effect on previously reported net income or loss.

(b) Acquisition and development activity from 1999 to 2001 increased HRP's real estate assets. These increases were partially offset by depreciation and amortization. Prior to 1999, real estate assets declined in each of the years, primarily due to depreciation and amortization exceeding the additions of tenant and property improvements.

(c) Partners' capital includes Accumulated Other Comprehensive Income of $926,000 and $1,204,000 as of December 31, 2002 and 2001, respectively.
        Partners' capital balance is allocated 99% to the limited partners and 1% to the General Partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001 -

REVENUE FROM PROPERTY OPERATIONS in 2002 increased $399,000, or 0.6%, compared to 2001. The following table illustrates the components of the change, in thousands:

Rental income, net        $ 830
Other property income      (431)
                          -----
 Net increase             $ 399
                          =====


Net rental income increased primarily due to an overall 5% increase in rental rates offset by a decrease in average occupancy between periods from 90.9% to 87.3%. Average occupancy for 2002 was 89.0% excluding the new, but unoccupied, building at Executive Park, which was completed in April 2002 - see Note 5 to the Consolidated Financial Statements for more information. Other property income decreased due to a reduction in tenant expense recoveries.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for 2002 decreased $1,351,000, or 16.7%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

PROPERTY OPERATING EXPENSES for 2002 increased $271,000, or 1.0%, compared to 2001. The change in expense includes non-specific, or general, increases in real estate taxes, property and liability insurance premiums, and property level salaries, partially offset by a general decrease in utilities and landscaping costs.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for 2002 decreased $787,000, or 14.8%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for 2002 decreased $980,000, or 6.1%, compared to 2001, as a result of a decrease in mortgage loan interest of $611,000 (primarily due to a lower interest rate for HRP's only variable rate mortgage secured by Allfirst Building), a decrease in capitalized interest of $230,000, and a decrease in loan cost amortization and other interest costs of $40,000. (For more information about the variable rate mortgage, see Item 7a - Quantitative and Qualitative Disclosures About Market Risk.) Additionally, 2001 included $559,000 of prepayment penalties and other costs related to the early payoff of loans; these costs were reclassified in the fourth quarter of 2002 from an extraordinary item to current operations within interest expense as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 145.

DEPRECIATION AND AMORTIZATION EXPENSE for 2002 increased $335,000, or 2.3%, primarily due to depreciation for the newly completed building at Executive Park.

GENERAL AND ADMINISTRATIVE EXPENSES for 2002 increased $239,000, or 5.5%, compared to 2001, due to increases in certain professional fees, state franchise taxes, director and officer liability insurance, and overhead costs.

LITIGATION COSTS were $777,000 and $3,808,000 for 2002 and 2001, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 10 to the Consolidated Financial Statements.

INTEREST INCOME decreased by $406,000, or 38.9%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between years.

2001 COMPARED TO 2000 -

REVENUE FROM PROPERTY OPERATIONS in 2001 increased $2,929,000, or 4.6%, compared to 2000. The following table illustrates the components of the change, in thousands:

Rental income, net        $   2,208
Other property income           721
                          ---------
 Net increase             $   2,929
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

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for 2001 increased $1,861,000, or 29.8%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

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

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for 2001 increased $1,757,000, or 49.1%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for 2001 increased $313,000, or 2.0%, compared to 2000 as a result of an increase in mortgage loan interest of $845,000 (due to a higher average mortgage loan balance), partially offset by the capitalization of $486,000 of interest for construction of the development project at Executive Park (as described in Note 5 to the Consolidated Financial Statements), and a decrease in loan cost amortization and other interest costs of $46,000.

DEPRECIATION AND AMORTIZATION EXPENSE was consistent between years and increased $64,000, or 0.4%.

GENERAL AND ADMINISTRATIVE EXPENSES for 2001 decreased $690,000, or 13.7%, compared to 2000 primarily due to $601,000 of non-qualified unit option compensation in 2000.

LITIGATION COSTS were $3,808,000 and $5,663,000 for 2001 and 2000, respectively, and are related to the lawsuits described in Item 3 - Legal Proceedings and Note 10 to the Consolidated Financial Statements.

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

INTEREST INCOME increased by $75,000, or 7.7%, as a result of increased earnings on overnight cash investments due to a higher average cash balance available for investment, partially offset by lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL INFORMATION -

HRP operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner's intention to operate HRP's existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP's real estate investments in light of current economic trends, operations, and other factors to determine if any should be considered for disposition.

As of December 31, 2002, HRP owned 14 real estate assets (the "Properties") located in six states containing 5,199,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2002, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position increased $7,450,000 during 2002 to $32,363,000 as of December 31, 2002. The source of cash during the year was $19,726,000 of cash provided by operating activities,. The uses of cash were $6,617,000 for property and tenant improvements, $1,977,000 for property development costs, $3,672,000 for scheduled mortgage principal payments, and $10,000 for loan fees.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP has leases in place as of December 31, 2002 to provide $54,963,000 of minimum rental payments during 2003 (see "Liquidity and Capital Resources - Lease Agreements and Major Tenant Information"). For 2002, HRP had leases in place to provide $55,261,000 of minimum rental payments (based on leases in place as of December 31, 2001), however the actual rental payments recorded for 2002 were $61,481,000. Actual rental payment results for 2002 were greater than the minimum rental payment amount primarily due to our ability to attract and retain tenants. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. HRP has estimated and budgeted tenant and capital improvements of $15,631,000 and lease commissions of $2,851,000 for 2003. Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

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

Impairment of Long-Lived Assets - HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2002, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

Assets Held for Sale - Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

Revenue Recognition - SFAS No. 13 "Accounting for Leases" requires management to estimate the economic life of lease payments. However, this does not require subjective input by management, as rental income is recognized on a straight-line basis over the lease term, as defined in each respective lease. Adjustments to convert cash rental income (which may include free rent, reduced rent, or periodic rental rate increases over the term of the lease) to straight-line rental income increased revenues by $99,000, $256,000, and $569,000 in 2002, 2001, and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS -

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and was adopted January 1, 2002. Among other things, SFAS No. 142 requires that in conjunction with an acquisition of a property in the future all intangible assets associated with such property will be separately evaluated and recorded.

SFAS No. 143 "Accounting for Asset Retirement Obligations" was adopted January 1, 2003. It establishes an accounting standard for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. HRP has no such obligations as of December 31, 2002.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was adopted January 1, 2002 and requires current, as well as historical, results of operations for disposed properties and those properties held for sale that occur subsequent to January 1, 2002 to be reclassified and presented separately as discontinued operations.

SFAS No. 145 "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and was adopted in the fourth quarter of 2002. Among other things, SFAS No. 145 limits debt extinguishments that can be classified as extraordinary items. As a result, HRP has reclassified previously recorded gains and losses from early extinguishment of debt from an extraordinary item to current operations within interest expense. Accordingly, the reclassifications had no effect on previously reported net income or loss.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. HRP anticipates no material impact on its financial statements from the adoption of this accounting standard.

SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123, as well as requiring additional disclosures in interim and annual financial statements. At this time, HRP expects that the impact will be limited to additional disclosure requirements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. As of December 31, 2002 HRP had no such guarantees.

LEASE AGREEMENTS AND MAJOR TENANT INFORMATION -

Lease provisions generally require HRP's tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $3,755,000, $4,197,000, and $3,315,000 in 2002, 2001, and 2000,
respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2002, the Properties, in the aggregate, were 91% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2002 (in thousands):

                         Payments            Payments
                      from Leases         from Leases
                    without Early          with Early
                      Termination         Termination
                           Rights              Rights               Total
                  ---------------     ---------------     ---------------

2003              $        54,963     $           651     $        55,614
2004                       48,306                 413              48,719
2005                       40,003                 238              40,241
2006                       27,928               1,837              29,765
2007                       20,348               3,485              23,833
Thereafter                 75,796              35,962             111,758
                  ---------------     ---------------     ---------------
  Total           $       267,344     $        42,586     $       309,930
                  ===============     ===============     ===============

Based on leases in place as of December 31, 2002, set forth below are the percentages of leased square footage scheduled for lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:


2003           23%
2004           14%
2005           14%
2006           15%
2007            7%
Thereafter     27%

During 2002 and 2001, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 12% of revenues in 2002 and 2001, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 17% and 14% of revenues in 2002 and 2001, respectively.

As of December 31, 2002, Ford leased 199,000 square feet of office space under seven leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under seven leases at Fairlane Commerce Park. These leases expire between 2003 and 2005 and most contain options providing for one to ten year renewals. As of December 31, 2002, GSA leased 450,000 square feet of office space at Executive Park (including 128,000 square feet associated with a lease that begins in 2003 - see "Liquidity and Capital Resources - Property Development at Executive Park") under seven leases which expire between 2003 and 2015. Also, as of December 31, 2002, GSA leased 310,000 square feet of office space at Corporate Square under three leases which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

LITIGATION & JUDGMENT -

In July 2001, the Delaware Court of Chancery rendered its opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard in February 2002 and a rehearing en banc was held in March 2002. In August 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery in October 2002. A further hearing on the remand is scheduled to take place in May or June 2003, with a decision by the Court of Chancery to follow. (For more information about this litigation, see Item 3 - Legal Proceedings.) Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by 11 non-recourse mortgage loans aggregating $197,552,000 as of December 31, 2002. These mortgage loans have interest rates varying from 2.68% to 8.70% (with an effective average interest rate of 7.51%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                            Total
                                                           Mortgage
                     Principal          Balloon              Loan
                     Payments           Payments           Payments
                  --------------     --------------     --------------

2003              $        3,998     $           --     $        3,998
2004                       4,310                 --              4,310
2005                       4,167             74,515             78,682
2006                       2,852             25,000             27,852
2007                       3,079                 --              3,079
Thereafter                22,894             56,737             79,631
                  --------------     --------------     --------------
Total             $       41,300     $      156,252     $      197,552
                  ==============     ==============     ==============


Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2003. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan's annual debt service. The ratio, for a loan requiring a minimum
1.15 ratio, was 2.25, 2.35, and 2.19 for 2002, 2001, and 2000, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.39, 1.94, and 2.45 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2002. As of December 31, 2002, the outstanding balance of the loans is $111,553,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP's ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans also, under certain circumstances, may restrict the ability of HRP to merge, to consolidate or to liquidate.

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

Realty and HCRE are compensated for services provided to HRP and its Properties as described above and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                       Entity
                                       Paid or
                                      Reimbursed          2002            2001             2000
                                      -----------      -----------     -----------     -----------

Asset management fee                     Realty        $       618     $       609     $       581
Acquisition fee                          Realty                 --              --              74
Disposition fee                          Realty                 --             120              --
Reimbursement of costs(a)                Realty              3,477           3,161           2,720
Property management fee                   HCRE               2,022           2,005           1,914
Lease commissions(b)                      HCRE               2,151           2,158           2,605
Construction fees                         HCRE                 582           1,204             917
Reimbursement of costs(c)                 HCRE               3,916           3,826           3,521

          (a) These expenses are recorded as general and administrative expenses and represent reimbursement, at cost, to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

          (b) As of December 31, 2002, $567,000 of the 2002 lease commissions are accrued and are scheduled to be paid in 2003.

          (c) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

INFLATION -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2002 and is not anticipated to have a material impact in 2003.

RISKS, COMPETITION AND OTHER FACTORS -

For information about risks, see "Risks, Competition and Other Factors" in Item 1 - Business.

PROPERTY DEVELOPMENT AT EXECUTIVE PARK -

In early 2001, HRP demolished a one-story office building at its Executive Park property, which contained 18,000 net rentable square feet. In order to do so, HRP obtained a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a five-story office building containing 128,000 net rentable square feet. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. HRP incurred and capitalized $15,370,000 of construction and development costs, which included all of the costs for the building and its parking garage (excluding the existing land costs). A seven-year lease for the entire building, with an option for five additional years, with the General Services Administration was executed in September 2002 and will commence upon the completion of tenant improvements, estimated to be sometime between May and August 2003. The lease commissions incurred were $777,000, while the tenant improvements are estimated to be $4,500,000. All development and leasing costs have been or will be paid from cash funds on hand; however, it is anticipated that loan financing of $15,000,000 to $16,000,000 will be obtained in the second half of 2003.

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

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2002 and 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $926,000 and $1,204,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 2.68% and 3.44% as of December 31, 2002 and 2001, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2002 and 2001, the estimated fair value of the interest rate cap was $55,000 and $68,000, respectively.

Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION



                                  ITEM 8 INDEX



       FINANCIAL STATEMENTS:                                                                     Page
                                                                                                 ----

              Independent Auditors' Report                                                         19

              Consolidated Balance Sheets as of December 31, 2002 and 2001                         20

              Consolidated Statements of Operations for the years
              ended December 31, 2002, 2001 and 2000                                               21

              Consolidated Statements of Comprehensive Income for the years
              ended December 31, 2002, 2001 and 2000                                               22

              Consolidated Statements of Partners' Capital for the years
              ended December 31, 2002, 2001 and 2000                                               23

              Consolidated Statements of Cash Flows for the years
              ended December 31, 2002, 2001 and 2000                                               24

              Notes to Consolidated Financial Statements                                           25

       FINANCIAL STATEMENT SCHEDULE:

              Schedule III - Real Estate and Accumulated Depreciation                              38

              All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the Consolidated Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Partners of Hallwood Realty Partners, L.P.


We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit for the year ended December 31, 2002 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 6, 2003

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                                   DECEMBER 31,
                                                        ----------------------------------
                                                             2002                2001
                                                        --------------      --------------
ASSETS

Real estate:
     Land                                               $       59,015      $       59,015
     Buildings and improvements                                310,154             290,674
     Tenant improvements                                        23,504              22,301
     Construction in progress                                      836              18,303
                                                        --------------      --------------
                                                               393,509             390,293
     Accumulated depreciation and amortization                (183,671)           (176,719)
                                                        --------------      --------------
   Real estate, net                                            209,838             213,574

Cash and cash equivalents                                       32,363              24,913
Accounts receivable                                              2,315               2,315
Escrow deposits held by lenders                                  8,918               8,359
Effective rent receivable                                        4,729               4,630
Lease commissions, net                                          11,390              10,868
Loan costs, net                                                  2,677               3,258
Prepaid expenses and other assets                                2,190               1,958
                                                        --------------      --------------

   Total assets                                         $      274,420      $      269,875
                                                        ==============      ==============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                                  $      197,552      $      201,224
     Accounts payable and accrued expenses                       5,743               5,147
     Prepaid rent, security deposits and other                   3,533               3,061
     Payable to affiliates                                         512                  16
     Deferred litigation proceeds                                6,405               6,405
                                                        --------------      --------------
   Total liabilities                                           213,745             215,853
                                                        --------------      --------------
Commitments and contingencies

Partners' capital:
     Limited partners - 1,589,948 units outstanding             59,152              52,290
     General partner                                               597                 528
     Accumulated other comprehensive income                        926               1,204
                                                        --------------      --------------
   Total partners' capital                                      60,675              54,022
                                                        --------------      --------------

   Total liabilities and partners' capital              $      274,420      $      269,875
                                                        ==============      ==============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                         2002              2001                 2000
                                                                    --------------     --------------      --------------
REVENUES:

   Property operations                                              $       66,992     $       66,593      $       63,664
   Parking, construction and tenant services                                 6,747              8,098               6,237
                                                                    --------------     --------------      --------------
      Total revenues                                                        73,739             74,691              69,901
                                                                    --------------     --------------      --------------

EXPENSES:
   Property operations                                                      27,464             27,193              26,552
   Parking, construction and tenant services                                 4,547              5,334               3,577
   Interest                                                                 15,165             16,145              15,832
   Depreciation and amortization                                            14,897             14,562              14,498
   General and administrative                                                4,595              4,356               5,046
   Litigation costs                                                            777              3,808               5,663
                                                                    --------------     --------------      --------------
      Total expenses                                                        67,445             71,398              71,168
                                                                    --------------     --------------      --------------

INCOME (LOSS) BEFORE INTEREST INCOME, GAIN FROM PROPERTY SALES,
AND CUMULATIVE EFFECT                                                        6,294              3,293              (1,267)
Interest income                                                                637              1,043                 968
Gain from property sales                                                        --              4,184                  --
                                                                    --------------     --------------      --------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT                                       6,931              8,520                (299)
Cumulative effect of SFAS No. 133 adoption -
valuation of interest rate cap                                                  --               (192)                 --
                                                                    --------------     --------------      --------------
NET INCOME (LOSS)                                                   $        6,931     $        8,328      $         (299)
                                                                    ==============     ==============      ==============
ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                                 $        6,862     $        8,245      $         (296)
   General partner                                                              69                 83                  (3)
                                                                    --------------     --------------      --------------
      Total                                                         $        6,931     $        8,328      $         (299)
                                                                    ==============     ==============      ==============

NET INCOME (LOSS) PER UNIT AND POTENTIAL UNIT:
   Earnings per unit - basic
      Income (loss) before cumulative effect                        $         4.32     $         5.31      $        (0.18)
      Cumulative effect of SFAS No. 133 adoption                                --              (0.12)                 --
                                                                    --------------     --------------      --------------
            Net income (loss)                                       $         4.32     $         5.19      $        (0.18)
                                                                    ==============     ==============      ==============
    Earnings per unit - assuming dilution
       Income (loss) before cumulative effect                       $         4.16     $         5.13      $        (0.18)
       Cumulative effect of SFAS No. 133 adoption                               --              (0.12)                 --
                                                                    --------------     --------------      --------------
          Net income (loss)                                         $         4.16     $         5.01      $        (0.18)
                                                                    ==============     ==============      ==============

WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME (LOSS) PER
UNIT AND POTENTIAL UNIT:

   Basic                                                                     1,590              1,590               1,620
                                                                    ==============     ==============      ==============

   Assuming dilution                                                         1,648              1,645               1,674
                                                                    ==============     ==============      ==============


                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                                  2002                2001                2000
                                             --------------      --------------      --------------

NET INCOME (LOSS)                            $        6,931      $        8,328      $         (299)

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                          --               1,481                  --

Amortization of deferred gain
from sale of interest rate swap                        (278)               (277)                 --
                                             --------------      --------------      --------------

COMPREHENSIVE INCOME                         $        6,653      $        9,532      $         (299)
                                             ==============      ==============      ==============



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                              Accumulated                          Limited
                                                                                 Other                           Partnership
                                               General         Limited        Comprehensive                        Units
                                               Partner         Partners          Income           Total          Outstanding
                                             -----------      -----------     -------------     -----------      -----------

PARTNERS' CAPITAL, JANUARY 1, 2000           $       487      $    48,209      $        --      $    48,696        1,672,556

Exercise and issuance of unit options                  8              806               --              814           17,200

Purchase of units                                    (47)          (4,674)              --           (4,721)         (99,808)

Net loss                                              (3)            (296)              --             (299)              --
                                             -----------      -----------      -----------      -----------      -----------

PARTNERS' CAPITAL, DECEMBER 31, 2000                 445           44,045               --           44,490        1,589,948

Reclassification of cumulative effect of
SFAS No. 133 adoption - deferred gain
from sale of interest rate swap                       --               --            1,481            1,481               --

Amortization of deferred gain from
sale of interest rate swap                            --               --             (277)            (277)              --

Net income                                            83            8,245               --            8,328               --
                                             -----------      -----------      -----------      -----------      -----------

PARTNERS' CAPITAL, DECEMBER 31, 2001                 528           52,290            1,204            54,022       1,589,948

Amortization of deferred gain from
sale of interest rate swap                            --               --             (278)            (278)              --

Net income                                            69            6,862               --            6,931               --
                                             -----------      -----------      -----------      -----------      -----------

PARTNERS' CAPITAL, DECEMBER 31, 2002         $       597      $    59,152      $       926      $    60,675        1,589,948
                                             ===========      ===========      ===========      ===========      ===========




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                      2002              2001               2000
                                                                 -------------      -------------      -------------
OPERATING ACTIVITIES:
   Net income (loss)                                             $       6,931      $       8,328      $        (299)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation and amortization                                     14,897             14,562             14,498
      Gain from property sales                                              --             (4,184)                --
      Cumulative effect of SFAS No. 133 adoption -
         valuation of interest rate cap                                     --                192                 --
      Non-qualified unit option compensation                                --                 --                601
      Effective rent adjustments                                           (99)              (256)              (569)
   Changes in assets and liabilities:
      Account receivable                                                    --                896               (924)
      Lease commission payments                                         (2,951)            (2,752)            (5,043)
      Prepaid expenses, escrow deposits and other assets                  (200)              (174)               956
      Accounts payable and other liabilities                             1,148               (740)             3,660
                                                                 -------------      -------------      -------------
         Net cash provided by operating activities                      19,726             15,872             12,880
                                                                 -------------      -------------      -------------

INVESTING ACTIVITIES:
   Property and tenant improvements                                     (6,617)            (9,417)           (10,933)
   Property development cost                                            (1,977)           (13,406)            (8,811)
   Property acquisitions                                                    --                 --             (7,791)
   Cash proceeds from property sales, net of selling costs                  --              8,435                 --
                                                                 -------------      -------------      -------------
         Net cash used in investing activities                          (8,594)           (14,388)           (27,535)
                                                                 -------------      -------------      -------------

FINANCING ACTIVITIES:
   Mortgage principal proceeds                                              --             10,000             50,623
   Mortgage principal refinanced                                            --             (2,760)           (18,346)
   Loan fees                                                               (10)              (138)            (1,210)
   Mortgage principal early payoff                                          --             (2,125)                --
   Mortgage prepayment penalties                                            --               (423)              (286)
   Mortgage principal scheduled payments                                (3,672)            (3,987)            (3,493)
   Exercise and issuance of unit options                                    --                 --                213
   Purchase of units                                                        --                 --             (4,721)
   Deferred litigation proceeds                                             --              6,405                 --
                                                                 -------------      -------------      -------------
         Net cash provided by (used in) financing activities            (3,682)             6,972             22,780
                                                                 -------------      -------------      -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                    7,450              8,456              8,125
BEGINNING CASH AND CASH EQUIVALENTS                                     24,913             16,457              8,332
                                                                 -------------      -------------      -------------
ENDING CASH AND CASH EQUIVALENTS                                 $      32,363      $      24,913      $      16,457
                                                                 =============      =============      =============



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


1         ORGANIZATION

          Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of December 31, 2002 there were 1,589,948 units outstanding.

          As of December 31, 2002, HRP owned 14 real estate assets (the "Properties") located in six states containing 5,199,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

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

2         ACCOUNTING POLICIES

          CONSOLIDATION

          HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2002, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

          HRP has, in three situations, created a Special Purpose Entity ("SPE"). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

          CASH AND CASH EQUIVALENTS

          HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

          PROPERTY

          Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2002, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002

2         ACCOUNTING POLICIES - (CONTINUED)

          Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

          Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on the straight-line method over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

          HRP capitalizes all costs related to the development and construction of its projects, including interest of $256,000, $486,000, and $493,000 in 2002, 2001, and 2000, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof has commenced. All costs for construction are capitalized and allocated to each building. Capitalization of such costs is discontinued when the building is available for occupancy.

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

          OTHER ASSETS

          Lease concessions and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2003 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2005 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $2,817,000, $2,889,000, and $3,180,000 in 2002, 2001, and 2000, respectively.
          Amortization of loan costs, included in interest expense, was $591,000, $624,000, and $855,000 in 2002, 2001, and 2000,
          respectively. The caption "Prepaid expenses and other assets" on the Consolidated Balance Sheets includes prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

          REVENUE RECOGNITION

          Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $99,000, $256,000, and $569,000 in 2002, 2001, and 2000, respectively.
          Lease provisions generally require tenants to pay their proportionate share of certain building operating costs and real property taxes. Revenue from these expense recoveries, included in property operations, are recorded as earned and was $3,755,000, $4,197,000, and $3,315,000 in 2002, 2001, and 2000, respectively.

          Revenues and expenses from short-term construction and tenant service projects are recorded at the time of project completion. Revenues and expenses from long-term construction projects are accounted for using the percentage-of-completion method. Reclassifications, including a gross-up for parking, construction and tenant service expenses that were previously netted against revenues, have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". The reclassifications had no effect on previously reported net income or loss.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


2         ACCOUNTING POLICIES - (CONTINUED)

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

          INCOME TAXES

          Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $280,000, $178,000, and $182,000 in 2002, 2001, and
          2000, respectively. HRP's tax returns are subject to examination by federal and state taxing authorities. If HRP's amounts are ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

          EQUITY-BASED COMPENSATION

          Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity-based compensation, including options. HRP has elected, as provided by SFAS No. 123, not to recognize employee equity-based compensation expense as calculated under SFAS No. 123, but has recognized such expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As the only options of HRP fully vested in 1997, there is no difference between the historical operations and pro forma operations for each of the three years ended December 31, 2002 had the expense provisions of SFAS No. 123 been adopted.

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

                                                                2002            2001             2000
                                                            -----------      -----------      -----------

Weighted average units outstanding - basic                        1,590            1,590            1,620
Potential weighted average units issued from options                 69               69               75
Potential repurchase of units from unit option proceeds             (11)             (14)             (21)
                                                            -----------      -----------      -----------
Potential weighted average units outstanding - assuming           1,648            1,645            1,674
                                                            ===========      ===========      ===========

          COMPREHENSIVE INCOME

          Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted accounting principles are excluded from current period results and reflected as a component of equity. HRP recorded comprehensive income related to its unrealized gain from the sale of an interest rate swap.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


2         ACCOUNTING POLICIES - (CONTINUED)

          SEGMENT REPORTING

          Operating segments are defined as components of an entity for which separate financial information is available that is evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management believes that HRP operates in only one business segment, real estate.

          RECENT ACCOUNTING PRONOUNCEMENTS AND OTHER

          SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and was adopted January 1, 2002. Among other things, SFAS No. 142 requires that in conjunction with an acquisition of a property in the future all intangible assets associated with such property will be separately evaluated and recorded.

          SFAS No. 143 "Accounting for Asset Retirement Obligations" was adopted January 1, 2003. It establishes an accounting standard for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. HRP has no such obligations as of December 31, 2002.

          SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was adopted January 1, 2002 and requires current, as well as historical, results of operations for disposed properties and those properties held for sale that occur subsequent to January 1, 2002 to be reclassified and presented separately as discontinued operations.

          SFAS No. 145 "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and was adopted in the fourth quarter of 2002. Among other things, SFAS No. 145 limits debt extinguishments that can be classified as extraordinary items. As a result, HRP has reclassified previously recorded gains and losses from early extinguishment of debt from an extraordinary item to current operations within interest expense. Accordingly, the reclassifications had no effect on previously reported net income or loss.

          SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. HRP anticipates no material impact on its financial statements from the adoption of this accounting standard.

          SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123, as well as requiring additional disclosures in interim and annual financial statements. At this time, HRP expects that the impact will be limited to additional disclosure requirements.

          In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. As of December 31, 2002 HRP had no such guarantees.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


3         STATEMENTS OF CASH FLOWS

          Cash interest payments were $14,602,000 (net of capitalized interest of $256,000), $14,947,000 (net of capitalized interest of $486,000), and $13,831,000 (net of capitalized interest of $523,000) in 2002, 2001, and 2000, respectively.

          Supplemental disclosure of noncash investing and financing activities are as follows -

                As of December 31, 2001, HRP had a construction payable for property development at Executive Park of $250,000.


4         TRANSACTIONS WITH RELATED PARTIES

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

          Realty and HCRE are compensated for services provided to HRP and its Properties as described above and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                         ENTITY
                                         PAID OR
                                        REIMBURSED           2002            2001            2000
                                        ----------        -----------     -----------     -----------

Asset management fee                      Realty          $       618     $       609     $       581
Acquisition fee                           Realty                   --              --              74
Disposition fee                           Realty                   --             120              --
Reimbursement of costs(a)                 Realty                3,477           3,161           2,720
Property management fee                    HCRE                 2,022           2,005           1,914
Lease commissions(b)                       HCRE                 2,151           2,158           2,605
Construction fees                          HCRE                   582           1,204             917
Reimbursement of costs(c)                  HCRE                 3,916           3,826           3,521

(a) These expenses are recorded as general and administrative expenses and represent reimbursement, at cost, to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b) As of December 31, 2002, $567,000 of the 2002 lease commissions are accrued and are scheduled to be paid in 2003.

(c) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

          In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


5         PROPERTY TRANSACTIONS

          PROPERTY DEVELOPMENT AT EXECUTIVE PARK

          In early 2001, HRP demolished a one-story office building at its Executive Park property in Atlanta, Georgia, which contained 18,000 net rentable square feet. In order to do so, HRP obtained a release of the building from Executive Park's mortgage lien by substituting for such collateral $608,000 of United States Treasury Bonds, which have various maturity dates through December 2007. In February 2001, HRP began constructing a five-story office building containing 128,000 net rentable square feet. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. HRP incurred and capitalized $15,370,000 of construction and development costs, which included all of the costs for the building and its parking garage (excluding the existing land costs). A seven-year lease for the entire building, with an option for five additional years, with the General Services Administration was executed in September 2002 and will commence upon the completion of tenant improvements, estimated to be sometime between May and August 2003. The lease commissions incurred were $777,000, while the tenant improvements are estimated to be $4,500,000. All development and leasing costs have been or will be paid from cash funds on hand; however, it is anticipated that loan financing of $15,000,000 to $16,000,000 will be obtained in the second half of 2003.

          PROPERTY DEVELOPMENT AT CORPORATE SQUARE

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

          DISPOSITIONS

          In March 2001, HRP sold Joy Road Distribution Center that contained 442,000 net rentable square feet on 21 acres for a gross selling price of $5,326,000. The carrying value of the assets was $2,994,000. The sale resulted in $4,916,000 of net proceeds to HRP and a net gain of $1,922,000. The net sale proceeds were used to pay the outstanding mortgage principal balance of $2,125,000, to pay a prepayment penalty of $14,000 to the lender, and to add $2,777,000 to general working capital. The prepayment penalty along with the writeoff of $31,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as interest expense.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



6         MORTGAGES PAYABLE

          Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by 11 non-recourse mortgage loans aggregating $197,552,000 as of December 31, 2002 and $201,224,000 as of December 31, 2001. These mortgage loans have interest rates varying from 2.68% to 8.70% (with an effective average interest rate of 7.51% as of December 31, 2002) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table sets forth, by real estate property, mortgages payable balances as of December 31, 2002 and 2001 (in thousands), maturity dates, and interest rates:


                                                      Mortgages          Mortgages                              Interest
                                                  Payable as of      Payable as of          Maturity            Rate as of
                                                     12-31-2002         12-31-2001             Date             12-31-2002
                                                 --------------     --------------          ----------          ----------

               Airport Plaza                     $          721     $          735          10-11-2005             8.70%
               Allfirst Building                         25,000             25,000          4-30-2006              2.68%(a)
               Bellevue Corporate Plaza                  14,414             14,701          10-11-2005             8.70%
               Bradshaw Business Parks                   11,980             12,261          12-31-2020             8.10%(b)
               Corporate Square                           7,838              7,993          10-11-2005             8.70%
               Corporate Square                           9,782              9,944          8-11-2011              7.70%
               Corporate Square                          20,468             20,970          8-15-2020              7.97%
               Executive Park                            31,915             32,427          4-11-2008              7.32%
               Fairlane Commerce Park                    19,099             19,479          10-11-2005             8.70%
               Fountain View Business Center              5,151              5,284          2-10-2010              8.17%
               Gulley Road Industrial Park                4,144              4,487          5-11-2011             7.375%
               Montrose Office Center                     5,856              5,972          10-11-2005             8.70%
               Parklane Towers                           21,621             22,051          10-11-2005             8.70%
               Raintree Industrial Park                  10,090             10,291          10-11-2005             8.70%
               Riverbank Plaza                            2,364              2,422          2-10-2010              8.29%
               Seattle Business Parks                     7,109              7,207           6-7-2008              6.97%
                                                 --------------     --------------
                  Total                          $      197,552     $      201,224
                                                 ==============     ==============


         (a)  Variable interest rate.  LIBOR plus 1.30%.  Rate was 3.44% as of December 31, 2001.

         (b)  Call options exercisable by lender on 2-1-2011 and 2-1-2016.


          The following table shows for the years presented the principal and balloon payments that are required (in thousands):

                                                                        Total
                                                                       Mortgage
                            Principal             Balloon                Loan
                             Payments             Payments             Payments
                         ----------------     ----------------     ----------------

2003                     $          3,998     $             --     $          3,998
2004                                4,310                   --                4,310
2005                                4,167               74,515               78,682
2006                                2,852               25,000               27,852
2007                                3,079                   --                3,079
Thereafter                         22,894               56,737               79,631
                         ----------------     ----------------     ----------------

Total                    $         41,300     $        156,252     $        197,552
                         ================     ================     ================

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



6       MORTGAGES PAYABLE - (CONTINUED)

        The following discussions pertain to financing and refinancing activities during the three years ended December 31, 2002.

        ALLFIRST BUILDING

        On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of December 31, 2002 and 2001, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $926,000 and $1,204,000, respectively.

        Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 2.68% and 3.44% as of December 31, 2002 and 2001, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2002 and 2001, the estimated fair value of the interest rate cap was $55,000 and $68,000, respectively.

        BRADSHAW BUSINESS PARKS

        In December 2000, HRP refinanced Bradshaw Business Park's existing loan with a new lender. The interest rate was reduced to 8.1% from 8.5% and the maturity date was extended by 17 years, subject to two call options exercisable by the lender on February 1, 2011 and February 1, 2016. The monthly principal payments amortize the loan over 20 years. The loan proceeds of $12,500,000 were used (i) to pay the outstanding principal balance of $5,724,000 with the former lender, (ii) to pay transaction costs of $267,000, (iii) to pay a prepayment penalty of $286,000, (iv) to fund $288,000 of loan reserves, and (v) to add $5,935,000 to general working capital. The prepayment penalty along with the writeoff of $103,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as interest expense.

        CORPORATE SQUARE

        On August 7, 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced to 7.7% from 8.625% and the maturity date was extended six years to August 2011. The monthly principal payments amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an interest expense.

        FOUNTAIN VIEW

        In January 2000, HRP obtained financing of $5,500,000 in connection with the acquisition of Fountain View Business Center (three 3-story office buildings in San Diego, California). The loan has a monthly payment based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.17%.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



6       MORTGAGES PAYABLE - (CONTINUED)

        JOY ROAD DISTRIBUTION CENTER

        In August 2000, HRP received $3,000,000 of loan proceeds from a promissory term note secured by Joy Road Distribution Center in Detroit, Michigan. The loan proceeds were for general working capital purposes. The loan was scheduled to mature July 31, 2002, however it was paid off in March 2001 when Joy Road Distribution Center was sold. The loan had a variable interest rate of LIBOR plus 3.0%.

        LINE OF CREDIT

        Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2003. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

        RIVERBANK PLAZA

        In May 2000, HRP closed on a new mortgage generating $2,500,000 of loan proceeds, which is secured by Riverbank Plaza (acquired in August 1999 in a cash transaction). The loan's monthly payment is based on a twenty-year amortization, matures in ten years and has a fixed interest rate of 8.29%. The loan proceeds were for general working capital purposes.

7       LEASE AGREEMENTS AND MAJOR TENANT INFORMATION

        HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP's portion is approximately $210,000 annually.

        Lease provisions generally require HRP's tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $3,755,000, $4,197,000, and $3,315,000 in
        2002, 2001, and 2000, respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2002, the Properties, in the aggregate, were 91% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2002 (in thousands):

                                   Payments             Payments
                                from Leases          from Leases
                              without Early           with Early
                                Termination          Termination
                                     Rights               Rights                Total
                           ----------------     ----------------     ----------------

2003                       $         54,963     $            651     $         55,614
2004                                 48,306                  413               48,719
2005                                 40,003                  238               40,241
2006                                 27,928                1,837               29,765
2007                                 20,348                3,485               23,833
Thereafter                           75,796               35,962              111,758
                           ----------------     ----------------     ----------------
Total                      $        267,344     $         42,586     $        309,930
                           ================     ================     ================


        During 2002 and 2001, two tenants leasing space contributed 10% or more of HRP's revenues. Ford Motor Company and affiliates ("Ford") leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 11% and 12% of revenues in 2002 and 2001, respectively. The General Services Administration ("GSA") leases space in Corporate Square and Executive Park. GSA accounted for 17% and 14% of revenues in 2002 and 2001, respectively.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


7       LEASE AGREEMENTS AND MAJOR TENANT INFORMATION - (CONTINUED)

        As of December 31, 2002, Ford leased 199,000 square feet of office space under seven leases at Parklane Towers and 224,000 square feet of office, technical laboratory and industrial space under seven leases at Fairlane Commerce Park. These leases expire between 2003 and 2005 and most contain options providing for one to ten year renewals. As of December 31, 2002, GSA leased 450,000 square feet of office space at Executive Park (including 128,000 square feet associated with a lease that begins in 2003 - see Note 5) under seven leases which expire between 2003 and 2015. Also, as of December 31, 2002, GSA leased 310,000 square feet of office space at Corporate Square under three leases which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. The remaining tenants are not concentrated in any one industry, nor is HRP otherwise dependent on any group of related tenants for 10% or more of its revenues.

8       PARTNERS' CAPITAL

        In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2002, 17,200 options had been exercised (all during 2000), none have been canceled and 68,800 options remained exercisable. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive. No options have been granted since 1995.

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

9       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to HRP for borrowing with similar characteristics and maturities (approximately 7.5% as of December 31, 2002 and 2001). Based on those interest rates, management has determined that the estimated fair values of HRP's mortgages payable as of December 31, 2002 and 2001 would equal approximately $199,383,000 and $204,158,000, respectively, as compared to the carrying values of $197,552,000 and $201,224,000, respectively.

        The estimated fair value of HRP's interest rate cap as of December 31, 2002 and 2001 was $55,000 and $68,000, respectively, based on quotes obtained from the issuer of the cap agreement (see Note 6 for more information). The carrying value of HRP's interest rate cap as of December 31, 2002 and 2001 was $55,000 and $68,000, respectively.

        The fair value information presented herein is based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



10      COMMITMENTS AND CONTINGENCIES

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

        A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. A further hearing on the remand is scheduled to take place in May or June 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

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

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002



10      COMMITMENTS AND CONTINGENCIES - (CONTINUED)

        ASBESTOS

        The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP's properties is not required because it is cementitious, it is not friable and because the procedures in HRP's site environmental program Operations and Maintenance Manual are performed as required.

        RIGHTS PLAN

        HRP has a Unit Purchase Rights Agreement ("Rights Plan") that provides for a distribution of one right for each unit of HRP to holders of record at the close of business as of December 10, 1990. The rights will not trade separately from the units until, and will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of HRP's units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either HRP units or shares in an "acquiring entity" at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units. Unless and until a triggering event under the Rights Plan occurs, there is one right for each outstanding unit, the rights do not trade separately from the units, and the rights are not currently exercisable.

        OTHER

        HRP has estimated and budgeted tenant and capital improvements of $15,631,000 and lease commissions of $2,851,000 for 2003.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Years Ended December 31, 2002


11      SELECTED QUARTERLY FINANCIAL DATA  (UNAUDITED)

        Set forth below is selected quarterly financial data for the years ended December 31, 2002 and 2001 (in thousands except per unit amounts) :

                                                                                Quarter Ending
                                                    ------------------------------------------------------------------------
                                                       March 31            June 30          September 30       December 31
                                                    --------------      --------------     --------------     --------------
                2002

Total revenues(a)                                   $       18,067      $       19,153     $       17,781     $       18,738


Property operations revenues less property
operations expenses, general and administrative
expenses and litigation costs(a)(b)                          8,979               8,935              8,599              7,643

Net income(b)                                                2,474               1,942              1,843                672

Earnings per unit - basic
     Net income(b)                                            1.54                1.21               1.15               0.42
Earnings per unit - assuming dilution
     Net income(b)                                            1.49                1.17               1.11               0.40

                2001

Total revenues(a)                                   $       18,876      $       18,979     $       18,742     $       18,094

Property operations revenues less property
operations expenses, general and administrative
expenses and litigation costs(a)(b)                          5,943               8,994              8,662              7,637

Income before cumulative effect of
SFAS No. 133 adoption(b)                                     3,411               2,371              1,840                898
Net income(b)                                                3,219               2,371              1,840                898

Earnings per unit - basic
     Income before cumulative effect of
     SFAS No. 133 adoption                                    2.12                1.48               1.15               0.56
     Cumulative effect of SFAS No. 133 adoption              (0.12)                 --                 --                 --
     Net income(b)                                            2.00                1.48               1.15               0.56

Earnings per unit - assuming dilution
     Income before cumulative effect of
     SFAS No. 133 adoption                                    2.05                1.43               1.11               0.54
     Cumulative effect of SFAS No. 133 adoption              (0.11)                 --                 --                 --
     Net income(b)                                            1.94                1.43               1.11               0.54




        (a) Reclassifications, including a gross-up for parking, construction and tenant service expenses that were previously netted against revenues, have been made in the prior year amounts to conform to the classifications used in the current year. The reclassifications occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred". The reclassifications had no effect on previously reported net income or loss.

        (b) Litigation costs were $217, $148, $106 and $306 in the first, second, third, and fourth quarters of 2002, respectively. Litigation costs were $2,690, $639, $206 and $273 in the first, second, third, and fourth quarters of 2001, respectively. (See Note 10 to the Consolidated Financial Statements for more information.)

                         HALLWOOD REALTY PARTNERS, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                                                                          Costs
                                                                                                       Capitalized
                                                                                                      Subsequent To
                                                                      Initial Cost                     Acquisition
                                                        ---------------------------------------     -----------------
                                                                                  Buildings            Buildings
                                                                                     And                  And
Description(A)                      Encumbrances              Land               Improvements         Improvements
------------------------------    -----------------     -----------------     -----------------     -----------------

Airport Plaza                     $             721     $             300     $           4,013     $             655
Allfirst Building                            25,000                 2,100                43,772                 3,225
Bellevue Corporate Plaza                     14,414                 7,428                17,617                 2,298
Bradshaw Business Parks                      11,980                 5,018                15,563                 5,709
Corporate Square                             38,088                 6,142                14,112                24,620
Executive Park                               31,915                15,243                34,982                29,790
Fairlane Commerce Park                       19,099                 4,883                17,894                 6,684
Fountain View Business Center                 5,151                 1,858                 5,933                   677
Gulley Road Industrial Park                   4,144                 1,227                 7,022                   316
Montrose Office Center                        5,856                 5,096                15,754                 3,518
Parklane Towers                              21,621                 3,420                37,592                 7,410
Raintree Industrial Park                     10,090                 1,191                18,208                 1,701
Riverbank Plaza                               2,364                   710                 1,644                 1,823
Seattle Business Parks                        7,109                 4,399                 7,608                 4,170
Corporate office - FF&E                          --                    --                    --                   184
                                  -----------------     -----------------     -----------------     -----------------

TOTAL                             $         197,552     $          59,015     $         241,714     $          92,780
                                  =================     =================     =================     =================



                                                 Gross Amount At Which
                                               Carried At Close Of Period
                                ----------------------------------------------------------    -----------------
                                                       Buildings                                Accumulated
                                                          And                                   Depreciation         Date(s)
Description(A)                        Land             Improvements         Total (B)              (B)(C)            Acquired
------------------------------  ----------------    -----------------    -----------------    -----------------  -----------------

Airport Plaza                   $            300    $           4,668    $           4,968    $           4,239   4/30/87
Allfirst Building                          2,100               46,997               49,097               31,051   6/29/84
Bellevue Corporate Plaza                   7,428               19,915               27,343                7,057   6/30/88
Bradshaw Business Parks                    5,018               21,272               26,290               13,183   9/24/85
Corporate Square                           6,142               38,732               44,874               17,909   8/2/85 & 10/1/92
Executive Park                            15,243               64,772               80,015               32,936   12/19/85
Fairlane Commerce Park                     4,883               24,578               29,461               13,342   12/30/86 & 7/1/87
Fountain View Business Center              1,858                6,610                8,468                  888   1/26/00
Gulley Road Industrial Park                1,227                7,338                8,565                1,159   10/29/99
Montrose Office Center                     5,096               19,272               24,368                9,551   1/8/88
Parklane Towers                            3,420               45,002               48,422               31,683   12/16/84
Raintree Industrial Park                   1,191               19,909               21,100               11,757   7/17/86
Riverbank Plaza                              710                3,467                4,177                1,125   8/19/99
Seattle Business Parks                     4,399               11,778               16,177                7,690   4/24/86
Corporate office - FF&E                       --                  184                  184                  101   various
                                ----------------    -----------------    -----------------    -----------------

TOTAL                           $         59,015    $         334,494    $         393,509    $         183,671
                                ================    =================    =================    =================



                  See notes to Schedule III on following page.

                         HALLWOOD REALTY PARTNERS, L.P.
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)


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




(B)      RECONCILIATION OF CARRYING COSTS (in thousands):

                                                                          Accumulated
                                                       Cost              Depreciation
                                                  ---------------      ---------------

Balance, January 1, 2000$                                 358,315      $       165,501

    Additions                                              24,896               11,318
    Retirements                                            (5,949)              (5,949)
                                                  ---------------      ---------------

Balance, December 31, 2000                                377,262              170,870

    Additions                                              23,073               11,674
    Retirements and dispositions                          (10,042)              (5,825)
                                                  ---------------      ---------------

Balance, December 31, 2001                                390,293              176,719

    Additions                                               8,344               12,080
    Retirements                                            (5,128)              (5,128)
                                                  ---------------      ---------------

Balance, December 31, 2002                        $       393,509      $       183,671
                                                  ===============      ===============

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

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS OF REALTY -

ANTHONY J. GUMBINER, 58, CHAIRMAN OF THE BOARD AND DIRECTOR OF REALTY
          Mr. Gumbiner has served as director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood's President and Chief Operating Officer since December 21, 1999. Formerly, he served as Chairman of the Board and Chief Executive Officer of Hallwood Energy Corporation and its predecessors ("HEC") from 1987 until HEC was sold in 2001. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

WILLIAM L. GUZZETTI, 59, PRESIDENT AND DIRECTOR OF REALTY
          Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He also served as President, Chief Operating Officer and a director of HEC from 1985 until HEC was sold in 2001 and in that capacity devoted a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

JOHN G. TUTHILL, 59, EXECUTIVE VICE PRESIDENT AND SECRETARY
          Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

UDO H. WALTHER, 55, SENIOR VICE PRESIDENT
          Mr. Walther has been a Senior Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd.

JEFFREY D. GENT, 55, VICE PRESIDENT - FINANCE
          Mr. Gent joined Hallwood in March 1990 as the Vice President-Finance. He previously served as Vice President-Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

ALAN G. CRISP, 61, DIRECTOR OF REALTY
          Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international and British companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University.

WILLIAM F. FORSYTH, 53, DIRECTOR OF REALTY
          Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom.

EDWARD T. STORY, 59, DIRECTOR OF REALTY
          Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company, and Exploration and Production Controller with Exxon Corporation.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (continued)

Section 16(a) of the Securities and Exchange Act of 1934 requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP's units to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2002 to December 31, 2002, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements.


ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND COMPENSATION OF DIRECTORS

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2002, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood and Realty, and a member of the Board of Directors of Hallwood, which serves as the compensation committee for Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, and Executive Vice President of Hallwood. Messrs. Forsyth, Crisp, and Story were each paid $25,000 in 2002, 2001, and 2000, respectively, for director fees.

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

Realty and HCRE are compensated for services provided to HRP and its Properties as described above and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

                                        Entity
                                        Paid or
                                       Reimbursed              2002             2001             2000
                                       ----------      ------------     ------------     ------------
Asset management fee                     Realty        $        618     $        609     $        581
Acquisition fee                          Realty                  --               --               74
Disposition fee                          Realty                  --              120               --
Reimbursement of costs(a)                Realty               3,477            3,161            2,720
Property management fee                   HCRE                2,022            2,005            1,914
Lease commissions(b)                      HCRE                2,151            2,158            2,605
Construction fees                         HCRE                  582            1,204              917
Reimbursement of costs(c)                 HCRE                3,916            3,826            3,521

(a) These expenses are recorded as general and administrative expenses and represent reimbursement, at cost, to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b) As of December 31, 2002, $567,000 of the 2002 lease commissions are accrued and are scheduled to be paid in 2003.

(c) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

CASH COMPENSATION OF EXECUTIVE OFFICERS

HRP has no executive officers, however, employees of Realty (general partner of HRP) perform all functions ordinarily performed by executive officers. The following table sets forth the compensation paid for services performed for HRP to the Chief Executive Officer and the four other executive officers. Bonuses are with respect to years presented and are usually paid in the following year.

                             SUMMARY COMPENSATION TABLE

                                                                Annual Compensation
                                         --------------------------------------------------------------------
                                                                                               Other Annual
Name and Principal Position              Year        Salary(a)               Bonus            Compensation(b)
---------------------------              ----     ---------------       -----------------     ---------------
Anthony J. Gumbiner                       2002     $           --        $        150,000      $           --
Chairman of the Board and                 2001                 --                 150,000                  --
Chief Executive Officer                   2000                 --                 150,000                  --

William L. Guzzetti                       2002            200,000                  32,333                  --
President and Chief                       2001            200,000                  32,333                  --
Operating Officer                         2000            200,000                  32,333                  --

John G. Tuthill                           2002            150,360                  68,265               7,643
Executive Vice President                  2001            150,360                  68,265               7,895
and Secretary                             2000            150,360                  68,265               7,923

Udo H. Walther                            2002            150,000                  68,250               7,643
Senior Vice President                     2001            150,000                  68,250               7,895
                                          2000            150,000                  68,250                  --
Jeffrey D. Gent                           2002            129,203                  20,075               6,308
Vice President - Finance                  2001            120,750                  19,547               6,245
                                          2000            115,000                  19,471               6,206

----------

(a) Represents executive officers' gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

(b) Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2002, 17,200 options had been exercised (all during
2000), none have been canceled and 68,800 options remained exercisable. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2002. None of the executive officers exercised any options during the year ended December 31, 2002 and HRP has not granted SARs.

                      AGGREGATED OPTION/SAR EXERCISES IN 2002
                     AND OPTION/SAR VALUES AT DECEMBER 31, 2002

                                                                                           Value of Unexercised
                                                      Number of Unexercised                    In-the-Money
                                                            Options at                          Options at
                                     Units              December 31, 2002                    December 31, 2002
                                   Acquired       ------------------------------        ---------------------------
     Name                         on Exercise     Exercisable      Unexercisable        Exercisable   Unexercisable
     ----                         -----------     -----------      -------------        -----------   -------------
     Anthony J. Gumbiner               0                  25,800         0              $ 1,814,385         $ 0
     William L. Guzzetti               0                  15,000         0                1,054,875           0
     John G. Tuthill                   0                  13,000         0                  914,225           0
     Jeffrey D. Gent                   0                   7,000         0                  492,275           0

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 14, 2003 concerning the number of HRP units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

                                                           Amount               Percent
Name and Address of                                     Beneficially              of
Beneficial  Owner                                         Owned(a)               Class
------------------------------------                  ----------------        -----------

HWG, LLC                                                 330,432                  20.7%
c/o The Hallwood Group Incorporated
3710 Rawlins, Suite 1500
Dallas, Texas 75219

High River Limited Partnership                           235,000                  14.7%
c/o Icahn Associates Corp.
767 Fifth Avenue, 47th Floor
New York, NY                                                                     10153

Interstate Properties                                    160,200                  10.1%
Park 80 West, Plaza II
Saddle Brook, NJ 07662

Alan G. Crisp(b)                                              --                    --

William F. Forsyth(b)                                         --                    --

Anthony J. Gumbiner(b)                                    25,800(c)                1.6%(c)

William L. Guzzetti(b)                                    15,100(d)                0.9%(d)

Edward T. Story(b)                                            --                    --

All directors and executive officers
as a group (8 persons)                                    60,900(e)                3.7%(e)

----------

(a) Unless otherwise indicated, each of the persons named has sole voting and investment.

(b) Represented by the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

(c)       Comprised of currently exercisable options to purchase 25,800 units.

(d)       Includes currently exercisable options to purchase 15,000 units.

(e)       Includes currently exercisable options to purchase 60,800 units.


EQUITY COMPENSATION PLAN INFORMATION

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2002, 17,200 options had been exercised (all during
2000), none have been canceled and 68,800 options remained exercisable. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - (CONTINUED)


The following table provides information as of December 31, 2002 about HRP's units that may be issued upon the exercise of options granted pursuant to HRP's 1995 Unit Option Plan, as amended to date.

                                           A                          B                                 C
                                Number of units to be        Weighted-average        Number of units remaining available for
                                issued upon exercise of      exercise price of       future issuance under equity compensation
Plan category                   outstanding options          outstanding options     plans (excluding units reflected in column A)
-------------                   ------------------------     -------------------     ---------------------------------------------

Equity compensation plans
approved by unitholders         None                         n/a                     None

Equity compensation plans
not approved by unitholders     68,800(1)                    $11.875                 None


(1) HRP is a partnership and, as such, does not hold meetings of its unitholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 to the Consolidated Financial Statements included in Item 8 for information covered by this item.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. It is the conclusion of the registrant's principal executive officer and principal financial officer that the registrant's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this annual report on Form 10-K, are effective.

(b) Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (1)       Financial Statements.

                    See Index contained in Item 8.

          (2)       Reports on Form 8-K.

                    HRP filed a report on Form 8-K, dated November 13, 2002, to report that its Form 10-Q for the period ended September 30, 2002 was accompanied by a written statement of each of the Principal Executive Officer and the Principal Financial Officer. This statement was furnished in Item 9 of said Form 8-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


DATE: March 18, 2003            BY:   /s/ WILLIAM L.  GUZZETTI
      --------------                  -------------------------------------
                                      William L. Guzzetti
                                      President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2002, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

       Signature                              Capacity                             Date
------------------------          -----------------------------------          --------------

/s/ ANTHONY J.  GUMBINER          Chairman of the Board and Director,          March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Anthony J. Gumbiner               (Chief Executive Officer)



/s/ WILLIAM L.  GUZZETTI          President and Director,                      March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
William L. Guzzetti               (Chief Operating Officer)



/s/ JEFFREY D.  GENT              Vice President-Finance,                      March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Jeffrey D. Gent                   (Chief Accounting Officer)



/s/ ALAN G. CRISP                 Director,                                    March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Alan G. Crisp


/s/ WILLIAM F.  FORSYTH           Director,                                    March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
William F. Forsyth


/s/ EDWARD T. STORY               Director,                                    March 18, 2003
------------------------          Hallwood Realty, LLC                         --------------
Edward T. Story


                         HALLWOOD REALTY PARTNERS, L.P.

                  CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K


I, Anthony J. Gumbiner, certify that:

1. I have reviewed this annual report on Form 10-K of Hallwood Realty Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003                                  /s/ Anthony J. Gumbiner
      --------------                                  -----------------------
                                                      Anthony J. Gumbiner
                                                      Chief Executive Officer

                         HALLWOOD REALTY PARTNERS, L.P.

                  CERTIFICATION FOR ANNUAL REPORTS ON FORM 10-K


I, Jeffrey D. Gent, certify that:

1. I have reviewed this annual report on Form 10-K of Hallwood Realty Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 18, 2003              /s/ Jeffrey D. Gent
      --------------              --------------------------------------------
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