Form 10-Q
period 2003-03-31
HALLWOOD REALTY PARTNERS L P
filed 2003-05-13
CIK 865439

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

                      FOR THE QUARTER ENDED MARCH 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [ ]


THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS REPRESENTING OWNERSHIP OF LIMITED PARTNER INTERESTS.

              NUMBER OF UNITS OUTSTANDING AT MAY 9, 2003: 1,593,948

================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


                                                                                                           Page
                                                                                                           ----
Item 1  Financial Statements:

        Consolidated Balance Sheets as of March 31, 2003 (unaudited)
        and December 31, 2002                                                                                3

        Consolidated Statements of Income for the
        Three Months Ended March 31, 2003 and 2002 (unaudited)                                               4

        Consolidated Statements of Comprehensive Income for the
        Three Months Ended March 31, 2003 and 2002 (unaudited)                                               5

        Consolidated Statement of Partners' Capital for the
        Three Months Ended March 31, 2003  (unaudited)                                                       6

        Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 2003 and 2002 (unaudited)                                               7

        Notes to Consolidated Financial Statements (unaudited)                                               8

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations, Liquidity and Capital Resources                                          12

Item 3  Quantitative and Qualitative Disclosures About Market Risk                                          16

Item 4  Controls and Procedures                                                                             16

PART II - OTHER INFORMATION

Items 1 to 6 Other Information                                                                              17

        Signature                                                                                           18

        Certifications                                                                                      19

                         HALLWOOD REALTY PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                       MARCH 31,      December 31,
                                                        2003             2002
                                                    ------------      ------------
                                                     (UNAUDITED)

ASSETS

Real estate:
     Land                                           $     59,015      $     59,015
     Buildings and improvements                          310,161           310,154
     Tenant improvements                                  23,745            23,504
     Construction in progress                              3,775               836
                                                    ------------      ------------
                                                         396,696           393,509
     Accumulated depreciation and amortization          (186,290)         (183,671)
                                                    ------------      ------------
        Real estate, net                                 210,406           209,838

Cash and cash equivalents                                 31,558            32,363
Accounts receivable                                        2,135             2,315
Escrow deposits held by lenders                            9,115             8,918
Effective rent receivable                                  4,834             4,729
Lease commissions, net                                    11,221            11,390
Loan costs, net                                            2,539             2,677
Prepaid expenses and other assets                          1,831             2,190
                                                    ------------      ------------

        Total assets                                $    273,639      $    274,420
                                                    ============      ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                              $    196,417      $    197,552
     Accounts payable and accrued expenses                 5,262             5,743
     Prepaid rent, security deposits and other             3,078             3,533
     Payable to affiliates                                   424               512
     Deferred litigation proceeds                          6,405             6,405
                                                    ------------      ------------
        Total liabilities                                211,586           213,745
                                                    ------------      ------------

Commitments and contingencies

Partners' capital:
     Limited partners - 1,593,948 and 1,589,948
           units outstanding, respectively                60,585            59,152
     General partner                                         612               597
     Accumulated other comprehensive income                  856               926
                                                    ------------      ------------
        Total partners' capital                           62,053            60,675
                                                    ------------      ------------

        Total liabilities and partners' capital     $    273,639      $    274,420
                                                    ============      ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 -----------------------------
                                                     2003             2002
                                                 ------------     ------------
REVENUES:
   Property operations                           $     16,857     $     16,836
   Parking, construction and tenant services              949            1,231
                                                 ------------     ------------
      Total revenues                                   17,806           18,067
                                                 ------------     ------------


EXPENSES:
   Property operations                                  7,069            6,684
   Parking, construction and tenant services              461              692
   Interest                                             3,744            3,450
   Depreciation and amortization                        3,733            3,727
   General and administrative                           1,132              956
   Litigation costs                                       377              217
                                                 ------------     ------------
      Total expenses                                   16,516           15,726
                                                 ------------     ------------


INCOME BEFORE INTEREST INCOME                           1,290            2,341
Interest income                                           110              133
                                                 ------------     ------------
NET INCOME                                       $      1,400     $      2,474
                                                 ============     ============


ALLOCATION OF NET INCOME:
   Limited partners                              $      1,386     $      2,449
   General partner                                         14               25
                                                 ------------     ------------
      Total                                      $      1,400     $      2,474
                                                 ============     ============


NET INCOME PER UNIT AND POTENTIAL UNIT:
   Basic                                         $       0.87     $       1.54
                                                 ============     ============
   Assuming dilution                             $       0.84     $       1.49
                                                 ============     ============


WEIGHTED AVERAGE UNITS USED IN COMPUTING
NET INCOME PER UNIT AND POTENTIAL UNIT:
   Basic                                                1,592            1,590
                                                 ============     ============
   Assuming dilution                                    1,648            1,647
                                                 ============     ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                         THREE MONTHS ENDED
                                              MARCH 31,
                                    ------------------------------
                                        2003              2002
                                    ------------      ------------

NET INCOME                          $      1,400      $      2,474
Amortization of deferred gain
from sale of interest rate swap              (70)              (70)
                                    ------------      ------------
COMPREHENSIVE INCOME                $      1,330      $      2,404
                                    ============      ============



                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)



                                                                                  Accumulated                          Limited
                                                                                    Other                            Partnership
                                                 General          Limited        Comprehensive                          Units
                                                 Partner          Partners          Income            Total          Outstanding
                                               ------------     ------------     -------------     ------------      ------------
PARTNERS' CAPITAL,
JANUARY 1, 2003                                $        597     $     59,152     $        926      $     60,675         1,589,948

Issuance of units upon exercise of options                1               47               --                48             4,000

Amortization of deferred gain from
sale of interest rate swap                               --               --              (70)              (70)               --

Net income                                               14            1,386               --             1,400                --
                                               ------------     ------------     ------------      ------------      ------------

PARTNERS' CAPITAL,
MARCH 31, 2003                                 $        612     $     60,585     $        856      $     62,053         1,593,948
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

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             ------------------------------
                                                                2003              2002
                                                             ------------      ------------
OPERATING ACTIVITIES:
   Net income                                                $      1,400      $      2,474
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                 3,733             3,727
      Effective rent adjustments                                     (105)             (123)
   Changes in assets and liabilities:
      Accounts receivable                                             180            (1,039)
      Lease commission payments                                      (490)             (317)
      Prepaid expenses, escrow deposits and other assets              310              (161)
      Accounts payable and other liabilities                       (1,094)           (1,764)
                                                             ------------      ------------
         Net cash provided by operating activities                  3,934             2,797
                                                             ------------      ------------

INVESTING ACTIVITIES:
   Property and tenant improvements                                (3,642)           (1,026)
   Property development cost                                           --              (907)
                                                             ------------      ------------
         Net cash used in investing activities                     (3,642)           (1,933)
                                                             ------------      ------------

FINANCING ACTIVITIES:
   Mortgage principal payments                                     (1,135)           (1,036)
   Loan fees                                                          (10)               --
   Issuance of units upon exercise of options                          48                --
                                                             ------------      ------------
         Net cash used in financing activities                     (1,097)           (1,036)
                                                             ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                (805)             (172)
BEGINNING CASH AND CASH EQUIVALENTS                                32,363            24,913
                                                             ------------      ------------
ENDING CASH AND CASH EQUIVALENTS                             $     31,558      $     24,741
                                                             ============      ============




                 See notes to consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2003 and 2002
                                   (unaudited)



1        ORGANIZATION AND ACCOUNTING POLICIES

         Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of March 31, 2003 there were 1,593,948 units outstanding.

         Hallwood Realty, LLC ("Realty" or the "General Partner"), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated ("Hallwood"), is HRP's general partner and is responsible for asset management of HRP and its real estate properties, including decision- making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC ("HCRE"), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services for HRP's real estate properties.

         The accompanying unaudited consolidated financial statements of Hallwood Realty Partners, L.P. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         Reclassifications, including a gross-up for parking, construction and tenant service expenses that were previously netted against revenues, have been made in the prior period to conform to the classifications used in the current period. The reclassifications had no effect on previously reported net income.

2        STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information -

         Cash interest payments were $4,010,000 and $3,880,000 (net of capitalized interest of $256,000) in the three months ended March 31, 2003 and 2002, respectively.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2003 and 2002
                                   (unaudited)



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


                                                                             THREE MONTHS
                                                                                ENDED
                                                                               MARCH 31,
                                                                     ------------------------------
                                                                         2003              2002
                                                                     ------------      ------------

Weighted average units outstanding - basic                                  1,592             1,590
Potential weighted average units issued from options                           67                69
Potential repurchase of units from unit option proceeds                       (11)              (12)
                                                                     ------------      ------------
Potential weighted average units outstanding - assuming dilution            1,648             1,647
                                                                     ============      ============

4         TRANSACTIONS WITH RELATED PARTIES

         Realty and HCRE are compensated for services provided to HRP and its real estate properties and are reimbursed, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed by HRP to Realty and HCRE. HRP pays or settles its account balances with Realty and HCRE on a monthly basis. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):


                                                               THREE MONTHS
                                                                   ENDED
                                   ENTITY PAID                   MARCH 31,
                                        OR                   -----------------
                                    REIMBURSED               2003         2002
                                    ----------               ----         ----
Asset management fee                  Realty                $ 151        $ 154
Reimbursement of costs (a)            Realty                  828          772
Property management fee                HCRE                   508          508
Lease commissions                      HCRE                   385          227
Construction fees                      HCRE                   184          257
Reimbursement of costs (b)             HCRE                   945          981

             (a) These costs are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer, officer and director liability insurance, and allocated overhead costs.

             (b) These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2003 and 2002
                                   (unaudited)



5        PARTNERS' CAPITAL TRANSACTION

         In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive. As of March 31, 2003, a total of 21,200 options had been exercised, none have been canceled and 64,800 options remained exercisable. No options have been granted since 1995. As the only options of HRP fully vested in 1997, there is no difference between the historical operations and pro forma operations for the periods presented herein had the expense provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" been adopted.

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

         A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A hearing on the remand proceedings was held before the Court of Chancery on October 25, 2002. A further hearing on the remand is scheduled to take place in May 2003, with a decision by the Court of Chancery to follow. Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

         On April 23, 2003, an action was filed against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276). The action challenges the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claims in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries

                         HALLWOOD REALTY PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2003 and 2002
                                   (unaudited)



6        LITIGATION (CONTINUED)

         from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. The complaint seeks as relief an order preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

         On April 28, 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly, and damages.

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

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

FIRST QUARTER OF 2003 COMPARED TO THE FIRST QUARTER OF 2002

REVENUE FROM PROPERTY OPERATIONS for the first quarter of 2003 increased $21,000, or 0.1%, compared to the 2002 first quarter. The following table illustrates the components of the change, in thousands:


Rental income, net                 $   (118)
Other property income                   139
                                   --------
   Net increase                    $     21
                                   ========

Net rental income decreased primarily due to a decline in average occupancy between periods from 89.6% to 86.0%, partially offset by an overall 2.5% increase in rental rates. As of March 31, 2003, HRP had leases executed and in place for 89.6% of the portfolio's net rentable square feet. The change in the other property income component includes an increase in tenant expense recoveries, partially offset by a lease termination fee received in the 2002 period.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for the first quarter of 2003 decreased $282,000, or 22.9%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

PROPERTY OPERATING EXPENSES for the first quarter of 2003 increased $385,000, or 5.8%, compared to the same period in 2002. Utilities increased $206,000 primarily due to higher heating costs due to a colder winter in the 2003 period compared to the 2002 period. Combined, all other operating costs increased $179,000, or about 2.7% between the periods, and include general increases in real estate taxes and property liability and damage insurance.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for the first quarter of 2003 decreased $231,000, or 33.4%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for the first quarter of 2003 increased $294,000, or 8.5%, compared to the same period in 2002, primarily due to the capitalization of $256,000 of interest for construction of the development project at Executive Park in the 2002 period.

DEPRECIATION AND AMORTIZATION EXPENSE increased $6,000, or 0.2%, primarily due to building depreciation for the development project building at Executive Park (completed in April 2002), partially offset by overall lower lease commission amortization.

GENERAL AND ADMINISTRATIVE EXPENSES for the first quarter of 2003 increased $176,000, or 18.4%, compared to the same period in 2002, due to increases in certain professional fees, director and officer liability insurance, and overhead costs.

LITIGATION COSTS were $377,000 and $217,000 for the first quarter of 2003 and 2002, respectively, and are related to the lawsuits described in Note 6 to the Consolidated Financial Statements.

INTEREST INCOME decreased by $23,000, or 17.3%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between the periods.

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

As of March 31, 2003, HRP owned 14 real estate assets (the "Properties"), located in six states containing 5,200,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

This Form 10-Q should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2002. There have been no changes to critical accounting policies identified and set forth in HRP's Form 10-K for the year ended December 31, 2002.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position decreased $805,000 during the first three months of 2003 to $31,558,000 as of March 31, 2003. The sources of cash during the period were $3,934,000 of cash provided by operating activities and $48,000 from the exercise and issuance of unit options. The uses of cash were $3,642,000 for property and tenant improvements, $1,135,000 for scheduled mortgage principal payments, and $10,000 for loan fees.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP had leases in place as of December 31, 2002 to provide $54,963,000 of minimum rental payments during 2003. For the prior year of 2002, HRP had leases in place to provide $55,261,000 of minimum rental payments (based on leases in place as of December 31, 2001), however the actual rental payments recorded for 2002 were $61,481,000. Actual rental payment results for 2002 were greater than the minimum rental payment amount primarily due to our ability to attract and retain tenants. For the three months ended March 31, 2003 and 2002, HRP's actual rental payments were $15,190,000 and $15,287,000, respectively. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. HRP has estimated and budgeted tenant and capital improvements of $15,631,000 and lease commissions of $2,851,000 for 2003. For the first three months of 2003, HRP incurred $3,642,000 of tenant and capital improvements and $490,000 of lease commissions of these estimates. Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

PROPERTY DEVELOPMENT -

In February 2001, HRP began constructing a five-story office building containing 128,000 net rentable square feet on a site formerly occupied by an 18,000 square foot building. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. HRP incurred and capitalized $15,370,000 of construction and development costs, which included all of the costs for the building and its parking garage (excluding the existing land costs). A seven-year lease for the entire building, with an option for five additional years, with the General Services Administration was executed in September 2002 and will commence upon the completion of tenant improvements, estimated to be sometime in May 2003. The lease commissions incurred were $777,000, while the tenant improvements are estimated to be $4,500,000. All development and leasing costs have been or will be paid from cash funds on hand; however, it is anticipated that loan financing of $16,000,000 will be obtained in either the second or third quarter of 2003.

                         HALLWOOD REALTY PARTNERS, L.P.

LITIGATION & JUDGMENT -

On July 18, 2001, the Delaware Court of Chancery rendered its opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest, subject to an arrangement that it be returned in full or part if the judgment is modified or reversed on appeal. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief. A further hearing on the remand is scheduled to take place in May 2003, with a decision by the Court of Chancery to follow. (For more information about this litigation, see Note 6 to the Consolidated Financial Statements.) Since the appellate court reversed the judgment, any subsequent ruling by the trial court on remand may be more or less favorable to HRP. As a result of the uncertainty of the litigation's outcome, HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet.

On April 23, 2003, an action was filed against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276). The action challenges the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claims in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. The complaint seeks as relief an order preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

On April 28, 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly, and damages.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by non-recourse mortgage loans aggregating $196,417,000 as of March 31, 2003. These mortgage loans have interest rates varying from 2.64% to 8.70% (with an effective average interest rate of 7.51%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. Based upon loan amortizations in effect, HRP is required to pay approximately $2,863,000 of principal payments during the remainder of 2003.

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2003. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

                         HALLWOOD REALTY PARTNERS, L.P.

TRANSACTIONS WITH RELATED PARTIES -

For information about transactions with related parties, see Note 4 to the Consolidated Financial Statements.

INFLATION -

Inflation did not have a significant impact on HRP during 2002 or for the three months ended March 31, 2003. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2003.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include the risks identified in Item 1 - Business - "Risks, Competition and Other Factors" contained in HRP's Form 10-K for the year ended December 31, 2002.

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of March 31, 2003 and December 31, 2002, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $856,000 and $926,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 2.64% and 2.68% as of March 31, 2003 and December 31, 2002, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of March 31, 2003 and December 31, 2002, the estimated fair value of the interest rate cap was $110,000 and $55,000, respectively.

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

                         HALLWOOD REALTY PARTNERS, L.P.

                          PART II - OTHER INFORMATION

Item

1        Legal Proceedings

         Reference is made to Item 8 - Note 10 of Form 10-K for the year ended December 31, 2002 and Note 6 of this Form 10-Q.

2        Changes in Securities and Use of Proceeds

         On March 28, 2003, HRP and EquiServe Trust Company, N.A. amended the Unit Purchase Agreement (the "Rights Agreement"), which describes the terms and conditions of the limited partner unit purchase rights (the "Rights") that were distributed in 1990. The Rights currently trade automatically with HRP's units representing limited partner interests, are not evidenced by separate certificates and are not exercisable until the occurrence of events specified in the Rights Agreement. The Rights Agreement was amended to extend the expiration date of the Rights Agreement to March 31, 2008, to reflect the automatic adjustment that occurred to the initial exercise price from $50 to $250 as a result of the 1-for-5 reverse unit split effected by HRP in 1995 and otherwise to update the Rights Agreement.

         In connection with the announcement of an intent to conduct a tender offer discussed in Item 5 of this 10-Q, on April 29, 2003, the board of directors of the General Partner deferred the Distribution Date of the Rights as defined in the Rights Agreement until the close of business on the tenth day after the date of the filing of a tender offer statement on Schedule TO with the Securities and Exchange Commission. Such a filing was made on May 1, 2003, and the board of directors of the General Partner subsequently deferred the Distribution Date until a later date the General Partner may determine. The action of the General Partner does not foreclose its ability to, or indicate any intention not to, determine another Distribution Date, in its sole discretion, and does not alter or affect the provisions of the Rights Agreement with respect to any Distribution Date that may occur upon an Unit Acquisition Date (as defined in the Rights Agreement) or the provisions of the Rights Agreement with respect to any tender or exchange offer other than the tender offer announced on May 1, 2003.

3        Defaults upon Senior Securities                           None.

4        Submission of Matters to a Vote of Security Holders       None.

5        Other Information

         On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP. On May 7, 2003, HRP announced that the management, board of directors and professional advisors of the General Partner are evaluating the offer and that HRP will advise its unitholders no later than May 15, 2003 about its recommendation with respect to the tender offer.

6        Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  HRP filed a report on Form 8-K, dated March 28, 2003, to report that HRP had entered into Amendment No. 2 to the Unit Purchase Rights Agreement, dated as of November 30, 1990. HRP filed a report on Form 8-K, dated April 29, 2003, to report a ten day deferral of the distribution date under its Unit Purchase Rights Agreement. HRP filed a report on Form 8-K, dated May 5, 2003, to report the deferral, until a later date that the General Partner may determine, of the distribution date under its Unit Purchase Rights Agreement. HRP filed a report on Form 8-K, dated May 7, 2003, to report that it had mailed a letter to its unitholders informing them that HRP received an announcement of an unsolicited offer from High River Limited Partnership.

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

                                      HALLWOOD REALTY PARTNERS, L.P.
                                      ------------------------------
                                      (Registrant)

                                      By:  HALLWOOD REALTY, LLC
                                           General Partner

Date:  May 13, 2003                   By:  /s/ JEFFREY D. GENT
       ------------                        -------------------
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

       Date: May 13, 2003                            /s/ Anthony J. Gumbiner
             ------------                            ---------------------------
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

      Date: May 13, 2003                             /s/ Jeffrey D. Gent
            ------------                             ---------------------------
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

 99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.