Form 10-Q
period 2003-06-30
HALLWOOD REALTY PARTNERS L P
filed 2003-08-05
CIK 865439

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

                       FOR THE QUARTER ENDED JUNE 30, 2003

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

            NUMBER OF UNITS OUTSTANDING AT AUGUST 1, 2003: 1,593,948


================================================================================

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
Item 1              Financial Statements:

                    Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                    and December 31, 2002                                                                        3

                    Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 2003 and 2002 (unaudited)                                4

                    Condensed Consolidated Statements of Comprehensive
                    Income for the Three and Six Months Ended June 30,
                    2003 and 2002 (unaudited)                                                                    5

                    Condensed Consolidated Statement of Partners' Capital for the
                    Six Months Ended June 30, 2003 (unaudited)                                                   6

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2003 and 2002 (unaudited)                                          7

                    Notes to Condensed Consolidated Financial Statements (unaudited)                             8

Item 2              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations, Liquidity and Capital Resources                                  13

Item 3              Quantitative and Qualitative Disclosures About Market Risk                                  18

Item 4              Controls and Procedures                                                                     18

PART II - OTHER INFORMATION

Items 1 to 6        Other Information                                                                           19

                    Signature                                                                                   20

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                              JUNE 30,        December 31,
                                                                2003              2002
                                                           -----------       ------------
                                                            (UNAUDITED)
ASSETS

Real estate:
     Land                                                    $  59,015         $  59,015
     Buildings and improvements                                310,054           310,154
     Tenant improvements                                        26,677            23,504
     Construction in progress                                    1,692               836
                                                             ---------         ---------
                                                               397,438           393,509
     Accumulated depreciation and amortization                (187,928)         (183,671)
                                                             ---------         ---------
         Real estate, net                                      209,510           209,838

Cash and cash equivalents                                       29,956            32,363
Accounts receivable                                              1,470             2,315
Escrow deposits held by lenders                                 10,394             8,918
Effective rent receivable                                        5,323             4,729
Lease commissions, net                                          11,005            11,390
Loan costs, net                                                  2,410             2,677
Prepaid expenses and other assets                                1,437             2,190
                                                             ---------         ---------
         Total assets                                        $ 271,505         $ 274,420
                                                             =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                                       $ 195,581         $ 197,552
     Accounts payable and accrued expenses                       7,171             5,743
     Prepaid rent, security deposits and other                   3,192             3,533
     Payable to affiliates                                         410               512
     Deferred litigation proceeds                                6,405             6,405
                                                             ---------         ---------
         Total liabilities                                     212,759           213,745
                                                             ---------         ---------
Commitments and contingencies

Partners' capital:
     Limited partners - 1,593,948 and 1,589,948
           units outstanding, respectively                      57,379            59,152
     General partner                                               580               597
     Accumulated other comprehensive income                        787               926
                                                             ---------         ---------
         Total partners' capital                                58,746            60,675
                                                             ---------         ---------
         Total liabilities and partners' capital             $ 271,505         $ 274,420
                                                             =========         =========


            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                         -------------------------        -------------------------
                                                           2003             2002            2003             2002
                                                         --------         --------        --------         --------
REVENUES:
   Property operations                                   $ 16,858         $ 16,755        $ 33,715         $ 33,591
   Parking, construction and tenant services                  878            2,398           1,827            3,629
                                                         --------         --------        --------         --------
      Total revenues                                       17,736           19,153          35,542           37,220
                                                         --------         --------        --------         --------

EXPENSES:
   Property operations                                      6,769            6,610          13,838           13,294
   Parking, construction and tenant services                  434            1,771             895            2,463
   Interest                                                 3,787            3,967           7,531            7,417
   Depreciation and amortization                            3,791            3,802           7,524            7,529
   General and administrative                               1,165            1,062           2,297            2,018
   Litigation costs                                         5,119              148           5,496              365
                                                         --------         --------        --------         --------
      Total expenses                                       21,065           17,360          37,581           33,086
                                                         --------         --------        --------         --------

INCOME (LOSS) BEFORE INTEREST INCOME                       (3,329)           1,793          (2,039)           4,134
Interest income                                                91              149             201              282
                                                         --------         --------        --------         --------
NET INCOME (LOSS)                                        $ (3,238)        $  1,942        $ (1,838)        $  4,416
                                                         ========         ========        ========         ========

ALLOCATION OF NET INCOME (LOSS):
   Limited partners                                      $ (3,206)        $  1,923        $ (1,820)        $  4,372
   General partner                                            (32)              19             (18)              44
                                                         --------         --------        --------         --------
      Total                                              $ (3,238)        $  1,942        $ (1,838)        $  4,416
                                                         ========         ========        ========         ========

NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:

   Basic                                                 $  (2.01)        $   1.21        $  (1.14)        $   2.75
                                                         ========         ========        ========         ========
   Assuming dilution                                     $  (2.01)        $   1.17        $  (1.14)        $   2.65
                                                         ========         ========        ========         ========

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:

   Basic                                                    1,594            1,590           1,596            1,590
                                                         ========         ========        ========         ========
   Assuming dilution                                        1,594            1,647           1,596            1,647
                                                         ========         ========        ========         ========


            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             THREE MONTHS                    SIX MONTHS
                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                       -----------------------         -----------------------
                                         2003            2002            2003            2002
                                       -------         -------         -------         -------
NET INCOME (LOSS)                      $(3,238)        $ 1,942         $(1,838)        $ 4,416

Amortization of deferred gain
from sale of interest rate swap            (69)            (69)           (139)           (139)
                                       -------         -------         -------         -------
COMPREHENSIVE INCOME                   $(3,307)        $ 1,873         $(1,977)        $ 4,277
                                       =======         =======         =======         =======


            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                                     Accumulated                           Limited
                                                                                        Other                            Partnership
                                                   General          Limited         Comprehensive                           Units
                                                   Partner          Partners           Income             Total          Outstanding
                                                  ---------         ---------       -------------       ---------        -----------
PARTNERS' CAPITAL,
JANUARY 1, 2003                                   $     597         $  59,152         $     926         $  60,675         1,589,948

Issuance of units upon exercise of options                1                47                --                48             4,000

Amortization of deferred gain from
sale of interest rate swap                               --                --              (139)             (139)               --

Net loss                                                (18)           (1,820)               --            (1,838)               --
                                                  ---------         ---------         ---------         ---------         ---------
PARTNERS' CAPITAL,
JUNE 30, 2003                                     $     580         $  57,379         $     787         $  58,746         1,593,948
                                                  =========         =========         =========         =========         =========


            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -------------------------
                                                                  2003             2002
                                                                --------         --------
OPERATING ACTIVITIES:
   Net income (loss)                                            $ (1,838)        $  4,416
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation and amortization                                7,524            7,529
      Effective rent adjustments                                    (570)            (167)
   Changes in assets and liabilities:
      Accounts receivable                                            845               46
      Lease commission payments                                   (1,342)            (883)
      Prepaid expenses, escrow deposits and other assets            (452)             216
      Accounts payable and other liabilities                       1,235           (1,312)
                                                                --------         --------
         Net cash provided by operating activities                 5,402            9,845
                                                                --------         --------

INVESTING ACTIVITIES:
   Property and tenant improvements                               (5,858)          (3,351)
   Property development cost                                          --           (1,960)
                                                                --------         --------
         Net cash used in investing activities                    (5,858)          (5,311)
                                                                --------         --------

FINANCING ACTIVITIES:
   Mortgage principal payments                                    (1,971)          (1,804)
   Loan fees                                                         (28)              --
   Issuance of units upon exercise of options                         48               --
                                                                --------         --------
         Net cash used in financing activities                    (1,951)          (1,804)
                                                                --------         --------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                              (2,407)           2,730
BEGINNING CASH AND CASH EQUIVALENTS                               32,363           24,913
                                                                --------         --------
ENDING CASH AND CASH EQUIVALENTS                                $ 29,956         $ 27,643
                                                                ========         ========


            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (unaudited)

1        ORGANIZATION AND ACCOUNTING POLICIES

         Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of June 30, 2003 there were 1,593,948 units outstanding.

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

         The accompanying unaudited condensed consolidated financial statements of Hallwood Realty Partners, L.P. have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three months and/or six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2        STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information -

                  Cash interest payments were $7,278,000 and $7,122,000 (net of capitalized interest of $256,000) in the six months ended June 30, 2003 and 2002, respectively.

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (unaudited)


3        COMPUTATION OF NET INCOME (LOSS) PER UNIT

         Basic earnings per unit is computed by dividing results attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing results attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The options are considered antidilutive in 2003 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution. The following table illustrates the amounts used to calculate the weighted average number of units outstanding (in thousands):

                                                                             THREE MONTHS                    SIX MONTHS
                                                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                                                         --------------------          --------------------
                                                                          2003           2002           2003           2002
                                                                         -----          -----          -----          -----
Weighted average units outstanding - basic                               1,594          1,590          1,596          1,590
Potential weighted average units issued from options                        65             69             67             69
Potential repurchase of units from unit option proceeds                     (8)           (12)            (9)           (12)
                                                                         -----          -----          -----          -----
Potential weighted average units outstanding - assuming dilution         1,651          1,647          1,654          1,647
                                                                         =====          =====          =====          =====

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

                                                  THREE MONTHS               SIX MONTHS
                               ENTITY PAID       ENDED JUNE 30,            ENDED JUNE 30,
                                   OR         -------------------       -------------------
                               REIMBURSED      2003         2002         2003         2002
                               -----------    ------       ------       ------       ------
Asset management fee             Realty       $  152       $  155       $  303       $  309
Reimbursement of costs (a)       Realty          806          721        1,634        1,493
Property management fee           HCRE           490          503          998        1,011
Lease commissions                 HCRE           305          464          690          691
Construction fees                 HCRE           113          128          297          385
Reimbursement of costs (b)        HCRE           917          920        1,862        1,901


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

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (unaudited)

5        PARTNERS' CAPITAL

         In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive. As of June 30, 2003, a total of 21,200 options had been exercised, none have been canceled and 64,800 options remained exercisable. No options have been granted since 1995. As the only options of HRP fully vested in 1997, there is no difference between the historical operations and pro forma operations for the periods presented herein had the expense provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" been adopted.

         On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, management, the board of directors of Realty, and certain professional advisors evaluated the offer and advised unitholders to reject the offer as inadequate. The unsolicited tender offer has subsequently been extended to August 8, 2003.

         On July 29, 2003, and in a subsequent letter addressed to the board of directors of Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Realty sent a letter to Mr. Icahn stating that HRP has engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that if Mr. Icahn is interested in participating in that process, he should contact Morgan Stanley.

         The board of directors of the General Partner has authorized its advisors to continue its evaluation of potential alternatives to the tender offer, including, without limitation, to initiate discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the board believes would be in the best interest of all partners. Such transaction may include, without limitation, an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP or any of its subsidiaries. There can be no assurance, however, that HRP will be able to generate interest in any such transaction.

         Additionally, subject to availability at prices deemed favorable and in accordance with applicable laws and regulations, HRP may acquire units from time to time in open market transactions, privately negotiated transactions or otherwise. There can be no assurance that HRP will engage in any such acquisitions or the prices at which such acquisitions may occur.

         Except as described above, HRP is not presently undertaking or engaging in any negotiations in response to the tender offer that relate to a tender offer for or other acquisition of the units by HRP, any of its subsidiaries or any other person or a change in the present distribution policy, indebtedness or capitalization of HRP.

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (unaudited)

6        LITIGATION

         On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP's partnership agreement, and fraud in connection with certain transactions involving HRP's units in the mid 1990's. Hallwood was alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner's outside directors were entitled to judgment dismissing all claims brought against them.

         A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP's partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest. HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet, until the case's final outcome is determined. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief.

         On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court's decision on remand, Hallwood is required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys' fees, cost and expenses. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. The $6,750,000 balance due is to bear simple interest at the statutory rate of 7% until paid.

         On April 23, 2003, an action was filed against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276). The action challenges the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claims in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (unaudited)

6        LITIGATION (CONTINUED)

         agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River's tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer. The parties are proceeding with discovery. Trial is scheduled for September 2, 2003.

         On April 28, 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP's
         Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner's recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner's recommendations and conclusions with respect thereto, and damages. This matter has been coordinated with the High River case and is therefore also scheduled for trial on September 2, 2003.

         HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flow or operations.

7        SUBSEQUENT EVENT

         In July 2003, HRP obtained a $16,000,000 loan secured by the newly-completed five-story office building within the Executive Park property in Atlanta, Georgia. The ten year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds will be for general working capital purposes and they replenish a majority of the costs for building construction and tenant improvements incurred since 2001. A seven-year lease for the entire building, with an option for five additional years, was executed in September 2002 and it commenced after the completion of tenant improvements in May 2003.

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

SECOND QUARTER OF 2003 COMPARED TO THE SECOND QUARTER OF 2002

REVENUE FROM PROPERTY OPERATIONS for the second quarter of 2003 increased $103,000, or 0.6%, compared to the 2002 second quarter. The following table illustrates the components of the change, in thousands:

Rental income, net                  $  82
Other property income                  21
                                    -----
   Net increase                     $ 103
                                    =====

Net rental income increased primarily due to a slight increase in overall rental rates, partially offset by a decline in average occupancy between periods from 87.0% to 86.7%. As of June 30, 2003, HRP had leases executed and in place for 90.2% of the portfolio's net rentable square feet.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for the second quarter of 2003 decreased $1,520,000, or 63.4%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

PROPERTY OPERATING EXPENSES for the second quarter of 2003 increased $159,000, or 2.4%, compared to the same period in 2002 and included general increases in costs, including property liability and damage insurance and real estate taxes.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for the second quarter of 2003 decreased $1,337,000, or 75.5%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for the second quarter of 2003 declined $180,000, or 4.5%, compared to the same period in 2002, primarily as a result of a decrease in mortgage interest due to reduced interest for HRP's only variable rate mortgage, as well as a decrease in the average mortgage debt balance between periods.

DEPRECIATION AND AMORTIZATION EXPENSE was fairly consistent between periods and decreased $11,000, or 0.3%.

GENERAL AND ADMINISTRATIVE EXPENSES for the second quarter of 2003 increased $103,000, or 9.7%, compared to the same period in 2002, due to increases in certain professional fees, director and officer liability insurance, and overhead costs.

LITIGATION COSTS were $5,119,000 and $148,000 for the second quarter of 2003 and 2002, respectively, and are related to the lawsuits described in Note 6 and the tender offer described in Note 5 to the condensed consolidated financial statements. The 2003 amount includes a $3,000,000 financial advisory fee to Morgan Stanley in conjunction with the High River tender offer.

INTEREST INCOME decreased by $58,000, or 38.9%, as a result of decreased earnings on overnight cash investments, due to significantly lower interest rates available between the periods.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST SIX MONTHS OF 2003 COMPARED TO THE FIRST SIX MONTHS OF 2002

REVENUE FROM PROPERTY OPERATIONS for the first six months of 2003 increased $124,000, or 0.4%, compared to the 2002 first six months. The following table illustrates the components of the change, in thousands:

Rental income, net                 $ (36)
Other property income                 160
                                   -----
   Net increase                    $  124
                                   ======

Net rental income decreased primarily due to a decline in average occupancy between periods from 88.3% to 86.3%, partially offset by a slight increase in overall rental rates of 0.9%. As of June 30, 2003, HRP had leases executed and in place for 90.2% of the portfolio's net rentable square feet. The change in the other property income component includes an increase in tenant expense recoveries, partially offset by a lease termination fee received in the 2002 period.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for the first six months of 2003 decreased $1,802,000, or 49.7%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

PROPERTY OPERATING EXPENSES for the first six months of 2003 increased $544,000, or 4.1%, compared to the same period in 2002. Utilities increased $264,000, primarily due to higher heating costs due to a colder winter in the 2003 period, compared to the 2002 period. Combined, all other operating costs increased $280,000, or about 2.1% between the periods, and include general increases in real estate taxes and property liability and damage insurance.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for the first six months of 2003 decreased $1,568,000, or 63.7%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for the first six months of 2003 increased $114,000, or 1.5%, compared to the same period in 2002, primarily due to capitalization of $256,000 of construction interest in the 2002 period. The change in interest expense also includes a decrease in mortgage interest of $225,000 (due to reduced interest for HRP's only variable rate mortgage, as well as a decrease in the average mortgage debt balance between periods) and an increase in other interest costs of $83,000.

DEPRECIATION AND AMORTIZATION EXPENSE decreased $5,000, or 0.1%, primarily due to lower lease commission amortization, partially offset by building depreciation and tenant improvement amortization for the newly completed building at Executive Park.

GENERAL AND ADMINISTRATIVE EXPENSES for the first six months of 2003 increased $279,000, or 13.8%, compared to the same period in 2002, due to increases in certain professional fees, director and officer liability insurance, and overhead costs.

LITIGATION COSTS were $5,496,000 and $365,000 for the first six months of 2003 and 2002, respectively, and are related to the lawsuits described in Note 6 and the tender offer described in Note 5 to the condensed consolidated financial statements. The 2003 amount includes a $3,000,000 financial advisory fee to Morgan Stanley in conjunction with the High River tender offer.

INTEREST INCOME decreased by $81,000, or 28.7%, as a result of decreased earnings on overnight cash investments, due to significantly lower interest rates available between the periods.

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

As of June 30, 2003, HRP owned 14 real estate assets, located in six states containing 5,200,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

This Form 10-Q should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in Form 10-K for the year ended December 31, 2002. There have been no changes to critical accounting policies identified and set forth in HRP's Form 10-K for the year ended December 31, 2002.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position decreased $2,407,000 during the first six months of 2003 to $29,956,000 as of June 30, 2003. The sources of cash during the period were $5,402,000 of cash provided by operating activities and $48,000 from the exercise and issuance of unit options. The uses of cash were $5,858,000 for property and tenant improvements, $1,971,000 for scheduled mortgage principal payments, and $28,000 for loan fees.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP had leases in place as of December 31, 2002 to provide $54,963,000 of minimum rental payments during 2003. For the prior year of 2002, HRP had leases in place to provide $55,261,000 of minimum rental payments (based on leases in place as of December 31, 2001), however the actual rental payments recorded for 2002 were $61,481,000. Actual rental payment results for 2002 were greater than the minimum rental payment amount primarily due to our ability to attract and retain tenants. For the six months ended June 30, 2003 and 2002, HRP's actual rental payments were $30,275,000 and $30,690,000, respectively. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels by retaining current tenants and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. HRP has estimated and budgeted tenant and capital improvements of $15,631,000 and lease commissions of $2,851,000 for 2003. For the first six months of 2003, HRP incurred $5,858,000 of tenant and capital improvements and $1,342,000 of lease commissions of these estimates. Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

LITIGATION & JUDGMENT -

On July 18, 2001, the Delaware Court of Chancery rendered its opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). (For more information about this litigation, see Note 6 to the condensed consolidated financial statements.) The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest. HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet, until the case's final outcome is determined. Oral arguments were heard on February 12, 2002, and a rehearing en banc was held on March 26, 2002. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief.

                         HALLWOOD REALTY PARTNERS, L.P.

LITIGATION & JUDGMENT (CONTINUED) -

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court's decision on remand, Hallwood is required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys' fees, cost and expenses. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. The $6,750,000 balance due is to bear simple interest at the statutory rate of 7% until paid.

On April 23, 2003, an action was filed against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276). The action challenges the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claims in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River's tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer. The parties are proceeding with discovery. Trial is scheduled for September 2, 2003.

On April 28, 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP's Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner's recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner's recommendations and conclusions with respect thereto, and damages. This matter has been coordinated with the High River case and is therefore also scheduled for trial on September 2, 2003.

                         HALLWOOD REALTY PARTNERS, L.P.

PROPERTY DEVELOPMENT AND LOAN PROCEEDS -

In February 2001, HRP began constructing a five-story office building within the Executive Park property in Atlanta, Georgia containing 128,000 net rentable square feet on a site formerly occupied by an 18,000 square foot building. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. A seven-year lease for the entire building, with an option for five additional years, was executed with the General Services Administration in September 2002 and it commenced after the completion of tenant improvements in May 2003. Ultimately, HRP incurred and capitalized $16,032,000 of building construction costs, which included its parking garage, but excluded the existing land costs. The lease commissions incurred were $774,000, while the tenant improvements were $3,159,000.

All these costs were paid from cash funds on hand; however, in July 2003, HRP obtained a $16,000,000 loan secured by the office building. The ten year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds will be used for general working capital purposes and they replenish a majority of the costs for building construction and tenant improvements incurred since 2001.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by non-recourse mortgage loans aggregating $195,581,000 as of June 30, 2003. These mortgage loans have interest rates varying from 2.62% to 8.70% (with an effective average interest rate of 7.50%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. Based upon loan amortizations in effect, HRP is required to pay approximately $2,027,000 of principal payments during the remainder of 2003.

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2004. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

TRANSACTIONS WITH RELATED PARTIES -

For information about transactions with related parties, see Note 4 to the condensed consolidated financial statements.

INFLATION -

Inflation did not have a significant impact on HRP during 2002 or for the six months ended June 30, 2003. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2003.

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

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of June 30, 2003 and December 31, 2002, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $787,000 and $926,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 2.62% and 2.68% as of June 30, 2003 and December 31, 2002, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of June 30, 2003 and December 31, 2002, the estimated fair value of the interest rate cap was $14,000 and $55,000, respectively.

Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. It is the conclusion of the registrant's principal executive officer and principal financial officer that the registrant's disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are effective.

(b) Changes in internal controls. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         HALLWOOD REALTY PARTNERS, L.P.

                           PART II - OTHER INFORMATION

Item

1        Legal Proceedings

         Reference is made to Note 6 to the condensed consolidated financial statements contained in this Form 10-Q.

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

         In connection with the announcement of an intent to conduct a tender offer discussed in Item 5 of this 10-Q, on April 29, 2003, the board of directors of the General Partner deferred the Distribution Date of the Rights, as defined in the Rights Agreement, until the close of business on the tenth day after the date of the filing of a tender offer statement on Schedule TO with the Securities and Exchange Commission. Such a filing was made on May 1, 2003, and the board of directors of the General Partner subsequently deferred the Distribution Date until a later date the General Partner may determine. The action of the General Partner does not foreclose its ability to, or indicate any intention not to, determine another Distribution Date, in its sole discretion, and does not alter or affect the provisions of the Rights Agreement with respect to any Distribution Date that may occur upon an Unit Acquisition Date (as defined in the Rights Agreement) or the provisions of the Rights Agreement with respect to any tender or exchange offer other than the tender offer announced on May 1, 2003.

3        Defaults upon Senior Securities                        None.

4        Submission of Matters to a Vote of Security Holders    None.

5        Other Information

         Reference is made to Note 5 to the condensed consolidated financial statements contained in this Form 10-Q.

6        Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                  31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                  32.1 Certifications of the the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  On May 13, 2003, HRP filed a report on Form 8-K containing a press release, dated May 13, 2003, setting forth its first quarter 2003 results (such press release is not incorporated by reference herein or deemed "filed" within the meaning of
                  Section 18 of the Securities Act of 1933, as amended). HRP filed a report on Form 8-K, dated May 13, 2003, to report that the board of directors of the General Partner of HRP had expanded the board size by one and appointed Hamilton P. Schrauff as an outside director, effective immediately. HRP filed a report on Form 8-K, dated July 8, 2003, to report the Delaware Court of Chancery decision in the litigation encaptioned Gotham Partners, L.P. v Hallwood Realty Partners, L.P., et al. For more information, see Note 6 to the condensed consolidated financial statements contained herein.

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


                                         HALLWOOD REALTY PARTNERS, L.P.
                                         (Registrant)

                                         By: HALLWOOD REALTY, LLC
                                             General Partner

Date: August 4, 2003                     By: /s/ JEFFREY D. GENT
     --------------------                    -----------------------------------
                                             Jeffrey D. Gent
                                             Vice President - Finance
                                             (Principal Financial and Accounting
                                             Officer)