Form 10-Q
period 2003-09-30
HALLWOOD REALTY PARTNERS L P
filed 2003-11-14
CIK 865439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

        Registrant's telephone number, including area code: (214) 528-5588


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
        ninety (90) days: Yes  X    No
                             -----    -----

        Indicate by check mark whether the registrant is an accelerated filer
        (as defined in Rule 12b-2 of the Act): Yes  X     No
                                                  ------     ------

 THE REGISTRANT IS A LIMITED PARTNERSHIP AND ISSUES UNITS REPRESENTING OWNERSHIP
                         OF LIMITED PARTNER INTERESTS.

           NUMBER OF UNITS OUTSTANDING AT NOVEMBER 7, 2003: 1,593,948

                         HALLWOOD REALTY PARTNERS, L.P.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1          Financial Statements (unaudited):

                Condensed Consolidated Balance Sheets as of
                September 30, 2003 and December 31, 2002                                                 3

                Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 2003 and 2002                                  4

                Condensed Consolidated Statements of Comprehensive Income for the
                Three and Nine Months Ended September 30, 2003 and 2002                                  5

                Condensed Consolidated Statement of Partners' Capital for the
                Nine Months Ended September 30, 2003                                                     6

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2003 and 2002                                            7

                Notes to Condensed Consolidated Financial Statements                                     8

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations, Liquidity and Capital Resources                              13

Item 3          Quantitative and Qualitative Disclosures About Market Risk                              18

Item 4          Controls and Procedures                                                                 18


PART II - OTHER INFORMATION

Items 1 to 6    Other Information                                                                       19

                Signature                                                                               20

                         HALLWOOD REALTY PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)

                                                     SEPTEMBER 30,   December 31,
                                                        2003           2002
                                                     ---------       ---------
ASSETS

Real estate:
     Land                                            $  59,015       $  59,015
     Buildings and improvements                        306,952         310,154
     Tenant improvements                                26,502          23,504
     Construction in progress                            3,623             836
                                                     ---------       ---------
                                                       396,092         393,509
     Accumulated depreciation and amortization        (186,949)       (183,671)
                                                     ---------       ---------
        Real estate, net                               209,143         209,838

Cash and cash equivalents                               46,582          32,363
Accounts receivable                                      3,079           2,315
Receivable from affiliates, net                          1,422              --
Escrow deposits held by lenders                          9,986           8,918
Effective rent receivable                                5,897           4,729
Lease commissions, net                                  11,205          11,390
Loan costs, net                                          2,566           2,677
Prepaid expenses and other assets                        1,358           2,190
                                                     ---------       ---------

        Total assets                                 $ 291,238       $ 274,420
                                                     =========       =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgages payable                               $ 210,451       $ 197,552
     Accounts payable and accrued expenses               8,956           5,743
     Prepaid rent, security deposits and other           2,559           3,533
     Payable to affiliates                                  --             512
     Deferred litigation proceeds                       10,201           6,405
                                                     ---------       ---------
        Total liabilities                              232,167         213,745
                                                     ---------       ---------

Commitments and contingencies

Partners' capital:
     Limited partners - 1,593,948 and 1,589,948
           units outstanding, respectively              57,769          59,152
     General partner                                       584             597
     Accumulated other comprehensive income                718             926
                                                     ---------       ---------
        Total partners' capital                         59,071          60,675
                                                     ---------       ---------

        Total liabilities and partners' capital      $ 291,238       $ 274,420
                                                     =========       =========



            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  --------------------      ----------------------
                                                   2003         2002          2003           2002
                                                  -------      -------      --------       -------
REVENUES:
   Property operations                            $17,366      $16,788      $ 51,081       $50,379
   Parking, construction and tenant services        1,489          993         3,316         4,622
                                                  -------      -------      --------       -------
      Total revenues                               18,855       17,781        54,397        55,001
                                                  -------      -------      --------       -------

EXPENSES:
   Property operations                              7,152        7,036        20,990        20,330
   Parking, construction and tenant services          957          504         1,852         2,967
   Interest                                         3,930        3,827        11,461        11,244
   Depreciation and amortization                    3,951        3,604        11,475        11,133
   General and administrative                       1,432        1,047         3,729         3,065
   Litigation costs                                 1,173          106         6,669           471
                                                  -------      -------      --------       -------
      Total expenses                               18,595       16,124        56,176        49,210
                                                  -------      -------      --------       -------

INCOME (LOSS) BEFORE INTEREST INCOME                  260        1,657        (1,779)        5,791
Interest income                                       134          186           335           468
                                                  -------      -------      --------       -------
NET INCOME (LOSS)                                 $   394      $ 1,843      $ (1,444)      $ 6,259
                                                  =======      =======      ========       =======

ALLOCATION OF NET INCOME (LOSS):
   Limited partners                               $   390      $ 1,824      $ (1,430)      $ 6,196
   General partner                                      4           19           (14)           63
                                                  -------      -------      --------       -------
      Total                                       $   394      $ 1,843      $ (1,444)      $ 6,259
                                                  =======      =======      ========       =======

NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:
   Basic                                          $  0.24      $  1.15      $  (0.90)      $  3.90
                                                  =======      =======      ========       =======
   Assuming dilution                              $  0.24      $  1.11      $  (0.90)      $  3.76
                                                  =======      =======      ========       =======

WEIGHTED AVERAGE UNITS USED IN
COMPUTING NET INCOME (LOSS) PER UNIT
AND POTENTIAL UNIT:
   Basic                                            1,594        1,590         1,593         1,590
                                                  =======      =======      ========       =======
   Assuming dilution                                1,652        1,647         1,593         1,647
                                                  =======      =======      ========       =======


            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                SEPTEMBER 30,
                                     -------------------       ---------------------
                                      2003         2002         2003          2002
                                     -----       -------       -------       -------
NET INCOME (LOSS)                    $ 394       $ 1,843       $(1,444)      $ 6,259
Amortization of deferred gain
from sale of interest rate swap        (69)          (69)         (208)         (208)
                                     -----       -------       -------       -------
COMPREHENSIVE INCOME (LOSS)          $ 325       $ 1,774       $(1,652)      $ 6,051
                                     =====       =======       =======       =======





            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                       (IN THOUSANDS EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                         Accumulated                       Limited
                                                                           Other                         Partnership
                                                 General    Limited     Comprehensive                       Units
                                                 Partner    Partners       Income           Total        Outstanding
                                                --------    --------    -------------      --------      -----------
PARTNERS' CAPITAL,
JANUARY 1, 2003                                 $ 597       $ 59,152       $ 926           $ 60,675       1,589,948

Issuance of units upon exercise of options          1             47          --                 48           4,000

Amortization of deferred gain from
sale of interest rate swap                         --             --        (208)              (208)             --

Net loss                                          (14)        (1,430)         --             (1,444)             --
                                                -----       --------       -----           --------       ---------

PARTNERS' CAPITAL,
SEPTEMBER 30, 2003                              $ 584       $ 57,769       $ 718           $ 59,071       1,593,948
                                                =====       ========       =====           ========       =========

            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------

                                                                    2003           2002
                                                                  --------       --------
OPERATING ACTIVITIES:
   Net income (loss)                                              $ (1,444)      $  6,259
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation and amortization                                 11,475         11,133
      Effective rent adjustments                                    (1,145)          (249)
   Changes in assets and liabilities:
      Accounts receivable                                           (2,560)           523
      Lease commission payments                                     (2,279)        (1,588)
      Prepaid expenses, escrow deposits and other assets               191          1,660
      Accounts payable and other liabilities                         4,077         (1,298)
                                                                  --------       --------
         Net cash provided by operating activities                   8,315         16,440
                                                                  --------       --------

INVESTING ACTIVITIES:
   Property and tenant improvements                                 (8,704)        (4,374)
   Property development cost                                            --         (1,964)
                                                                  --------       --------
         Net cash used in investing activities                      (8,704)        (6,338)
                                                                  --------       --------

FINANCING ACTIVITIES:
   Mortgage principal payments                                      (3,101)        (2,845)
   Mortgage principal proceeds                                      16,000             --
   Loan fees                                                          (339)           (10)
   Exercise of unit options                                             48             --
   Deferred litigation proceeds, net                                 2,000             --
                                                                  --------       --------
         Net cash provided by (used in) financing activities        14,608         (2,855)
                                                                  --------       --------
INCREASE IN CASH AND CASH EQUIVALENTS                               14,219          7,247
BEGINNING CASH AND CASH EQUIVALENTS                                 32,363         24,913
                                                                  --------       --------
ENDING CASH AND CASH EQUIVALENTS                                  $ 46,582       $ 32,160
                                                                  ========       ========


            See notes to condensed consolidated financial statements.

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Three and Nine Months Ended
                           September 30, 2003 and 2002
                                   (unaudited)


1        ORGANIZATION AND ACCOUNTING POLICIES

         Hallwood Realty Partners, L.P. ("HRP"), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP's activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol "HRY". As of September 30, 2003 there were 1,593,948 units outstanding.

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

         The accompanying unaudited condensed consolidated financial statements of HRP have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in HRP's Form 10-K for the year ended December 31, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three months and/or nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2        STATEMENTS OF CASH FLOWS

         Supplemental disclosure of cash flow information -

                  Cash interest payments were $11,378,000 and $11,345,000 (net of capitalized interest of $256,000) in the nine months ended September 30, 2003 and 2002, respectively.

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Three and Nine Months Ended
                           September 30, 2003 and 2002
                                   (unaudited)



3         COMPUTATION OF NET INCOME (LOSS) PER UNIT

          Basic earnings per unit is computed by dividing results attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution is computed by dividing results attributable to the limited partners' interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method, which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The options are considered antidilutive in the nine months ended September 30, 2003 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution for that period. The following table illustrates the amounts used to calculate the weighted average number of units outstanding (in thousands):

                                                                         THREE MONTHS               NINE MONTHS
                                                                             ENDED                     ENDED
                                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                                      -------------------       -------------------
                                                                       2003         2002         2003         2002
                                                                      ------       ------       ------       ------
Weighted average units outstanding - basic                             1,594        1,590        1,593        1,590
Potential weighted average units issued from options                      65           69           66           69
Potential repurchase of units from unit option proceeds                   (7)         (12)          (8)         (12)
                                                                      ------       ------       ------       ------
Potential weighted average units outstanding - assuming dilution       1,652        1,647        1,651        1,647
                                                                      ======       ======       ======       ======

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

                                                              THREE MONTHS                     NINE MONTHS
                                                                 ENDED                            ENDED
                                   ENTITY PAID                SEPTEMBER 30,                   SEPTEMBER 30,
                                        OR                  -----------------              ------------------
                                    REIMBURSED              2003         2002              2003          2002
                                   -----------              ----         ----              ----          ----
Asset management fee                  Realty               $ 153        $ 155             $ 456         $ 464
Reimbursement of costs (a)            Realty                 800          758             2,434         2,251
Property management fee                HCRE                  502          504             1,500         1,515
Lease commissions                      HCRE                  373          714             1,063         1,405
Construction fees                      HCRE                  143           68               440           453
Reimbursement of costs (b)             HCRE                  955          896             2,817         2,797

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

         As of September 30, 2003, $1,796,000 of judgment and interest due from Hallwood was unpaid and reflected on HRP's balance sheet in receivable from affiliates, net (see Note 7 for more information).

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Three and Nine Months Ended
                           September 30, 2003 and 2002
                                   (unaudited)


5        MORTGAGES PAYABLE

         In July 2003, HRP obtained a $16,000,000 loan secured by the newly-completed five-story office building within Executive Park in Atlanta, Georgia. The ten year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds were for general working capital purposes and replenished the cash previously expended for building construction and tenant improvements. A seven-year lease for the entire building, with an option for five additional years, was executed in September 2002 and commenced after the completion of tenant improvements in May 2003.

6        PARTNERS' CAPITAL

         In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options vested over a three year period ending in 1997 and they expire on February 27, 2005. In February 2003, options for 4,000 units were exercised by the estate of a deceased HCRE executive. As of September 30, 2003, a total of 21,200 options had been exercised, none have been canceled and 64,800 options remained exercisable. No options have been granted since 1995. As the only options of HRP fully vested in 1997, there is no difference between the historical operations and pro forma operations for the periods presented herein had the expense provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" been adopted.

         On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Realty evaluated the offer and advised unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66 2/3% of the outstanding units. Thereafter, the board of directors of Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Prior to the tender offer, High River owned 235,000 units and as of October 17, 2003, 60,986 units had been tendered to High River. The offer has been extended several times and currently expires November 18, 2003.

         At the board's direction, Morgan Stanley is actively engaged in a process of identifying alternatives that may be in the best interests of the unitholders, focusing primarily on discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the board believes would be in the best interest of all partners of HRP, including an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP or any of its subsidiaries. Although HRP is working with Morgan Stanley and these interested parties, there can be no assurance that a transaction with respect to HRP will result from those discussions. HRP has adopted an Executive Incentive and Retention Program under which, after completion of a transaction involving HRP, certain officers and management employees of the General Partner and HCRE will be eligible to receive a bonus equal to their current annual salary and bonuses and commissions paid with respect to 2002. The plan is designed to encourage management to continue employment through the completion of any transaction involving HRP. Since payments will only be payable upon a change in control, no accrual for them has been made in these financial statements.

         Additionally, subject to availability at prices deemed favorable and in accordance with applicable laws and regulations, HRP may acquire units from time to time in open market transactions, privately negotiated transactions or otherwise. There can be no assurance that HRP will engage in any such acquisitions or the prices at which such acquisitions may occur.

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Three and Nine Months Ended
                           September 30, 2003 and 2002
                                   (unaudited)



7        LITIGATION

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

         On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court's decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys' fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. In August 2003, Hallwood paid $5,000,000 of the judgment. As of September 30, 2003, $1,796,000, including interest, remained unpaid and is reflected on HRP's balance sheet as receivable from affiliates, net. The balance due bears simple interest at the statutory rate of 7% until paid.

         On April 23, 2003, an action was filed against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal

                         HALLWOOD REALTY PARTNERS, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      For the Three and Nine Months Ended
                           September 30, 2003 and 2002
                                   (unaudited)



7        LITIGATION (CONTINUED)

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

         On April 28, 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP's
         Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner's recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner's recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

         On October 7-8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequently, the court scheduled a status conference for December 3, 2003 at which the court would determine what further proceedings, if any, were appropriate in the actions.

         HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP's financial position, cash flows or operations.

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

THIRD QUARTER OF 2003 COMPARED TO THE THIRD QUARTER OF 2002

REVENUE FROM PROPERTY OPERATIONS for the third quarter of 2003 increased $578,000, or 3.4%, compared to the 2002 third quarter. The following table illustrates the components of the change, in thousands:

Rental income, net                  $   282
Other property income                   296
                                       ----
   Net increase                     $   578
                                       ====

Net rental income increased primarily due to the addition of the newly-constructed five-story office building within Executive Park in Atlanta, Georgia (see "Liquidity and Capital Resources - Property Development and Loan Proceeds"). Net rental income was also affected by a slight decline in average occupancy between periods from 86.6% to 86.4%. As of September 30, 2003, HRP had leases executed and in place for 87.7% of the portfolio's net rentable square feet. The change in other property income includes lease termination fees in the 2003 period.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for the third quarter of 2003 increased $496,000, or 49.9%, primarily as a result of more construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

PROPERTY OPERATING EXPENSES for the third quarter of 2003 increased $116,000, or 1.6%, compared to the same period in 2002, of which none of the costs are individually significant.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for the third quarter of 2003 increased $453,000, or 89.9%, primarily as a result of more construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for the third quarter of 2003 increased $103,000, or 2.7%, compared to the same period in 2002, primarily due to mortgage interest from a $16,000,000 loan obtained in July 2003 (see "Liquidity and Capital Resources - Property Development and Loan Proceeds"), partially offset by reduced interest as a result of normally scheduled debt reduction and reduced interest for HRP's only variable rate mortgage.

DEPRECIATION AND AMORTIZATION EXPENSE increased $347,000, or 9.6%, primarily due to building depreciation and tenant improvement amortization for the newly-completed building at Executive Park.

GENERAL AND ADMINISTRATIVE EXPENSES for the third quarter of 2003 increased $385,000, or 36.8%, compared to the same period in 2002, due to increases in certain professional fees, director and officer liability insurance, and overhead costs.

LITIGATION COSTS were $1,173,000 and $106,000 for the third quarter of 2003 and 2002, respectively, and are related to the lawsuits described in Note 7 and the tender offer described in Note 6 to the condensed consolidated financial statements.

INTEREST INCOME decreased by $52,000, or 28.0%, as a result of decreased earnings on overnight cash investments, due to significantly lower interest rates available between the periods.

                         HALLWOOD REALTY PARTNERS, L.P.

FIRST NINE MONTHS OF 2003 COMPARED TO THE FIRST NINE MONTHS OF 2002

REVENUE FROM PROPERTY OPERATIONS for the first nine months of 2003 increased $702,000, or 1.4%, compared to the first nine months of 2002. The following table illustrates the components of the change, in thousands:

Rental income, net                   $  246
Other property income                   456
                                       ----
   Net increase                      $  702
                                       ====

Net rental income increased primarily due to the addition of the newly-constructed five-story office building within Executive Park in Atlanta, Georgia (see "Liquidity and Capital Resources - Property Development and Loan Proceeds"). Net rental income was also affected by a slight increase in overall rental rates of 1.5% and a decline in average occupancy between periods from 87.6% to 86.3%. As of September 30, 2003, HRP had leases executed and in place for 87.7% of the portfolio's net rentable square feet. The change in other property income includes increased tenant expense recoveries.

REVENUE FROM PARKING, CONSTRUCTION AND TENANT SERVICES for the first nine months of 2003 decreased $1,306,000, or 28.3%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

PROPERTY OPERATING EXPENSES for the first nine months of 2003 increased $660,000, or 3.2%, compared to the same period in 2002. Utilities increased $239,000, primarily due to higher heating costs due to a colder winter in the 2003 period, compared to the 2002 period. Real estate taxes increased $141,000, primarily due to higher tax rates, and partially due to higher valuations for properties located in Michigan. Property liability and damage insurance increased $136,000 due to overall higher premiums. Combined, all other operating costs increased $144,000, or about 0.7%, between the periods.

PARKING, CONSTRUCTION AND TENANT SERVICES EXPENSE for the first nine months of 2003 decreased $1,115,000, or 37.6%, primarily as a result of fewer construction service projects completed in the 2003 period compared to the 2002 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

INTEREST EXPENSE for the first nine months of 2003 increased $217,000, or 1.9%, compared to the same period in 2002, primarily due to capitalization of $256,000 of construction interest in the 2002 period. The change in interest expense also includes a decrease in mortgage interest of $153,000 and an increase in other interest costs of $114,000. The change in the mortgage interest component is due to reduced interest as a result of normally scheduled debt reduction and reduced interest for HRP's only variable rate mortgage, partially offset by interest for a $16,000,000 loan obtained in July 2003 (see "Liquidity and Capital Resources - Property Development and Loan Proceeds").

DEPRECIATION AND AMORTIZATION EXPENSE increased $342,000, or 3.1%, primarily due to building depreciation and tenant improvement amortization for the newly-completed building at Executive Park.

GENERAL AND ADMINISTRATIVE EXPENSES for the first nine months of 2003 increased $664,000, or 21.7%, compared to the same period in 2002, due to increases in certain professional fees, director and officer liability insurance, and overhead costs.

LITIGATION COSTS were $6,669,000 and $471,000 for the first nine months of 2003 and 2002, respectively, and are related to the lawsuits described in Note 7 and the tender offer described in Note 6 to the condensed consolidated financial statements. The 2003 amount includes a $3,000,000 financial advisory fee to Morgan Stanley in conjunction with HRP's response to the High River tender offer.

INTEREST INCOME decreased by $133,000, or 28.4%, as a result of decreased earnings on overnight cash investments, due to significantly lower interest rates available between the periods.

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

As of September 30, 2003, HRP owned 14 real estate assets, located in six states and containing 5,206,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

This Form 10-Q should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in HRP's Form 10-K for the year ended December 31, 2002. There have been no changes to critical accounting policies identified and set forth in HRP's Form 10-K for the year ended December 31, 2002.

CASH SOURCES, CASH USES AND COMMITMENTS -

HRP's cash position increased $14,219,000 during the first nine months of 2003 to $46,582,000 as of September 30, 2003. The sources of cash during the period were $8,315,000 of cash provided by operating activities, $16,000,000 of mortgage principal proceeds, $2,000,000 of net litigation judgment and interest proceeds (see Note 7 to the condensed consolidated financial statements), and $48,000 from the exercise and issuance of unit options. The uses of cash were $8,704,000 for property and tenant improvements, $3,101,000 for scheduled mortgage principal payments, and $339,000 for loan fees.

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP had leases in place as of December 31, 2002 to provide $54,963,000 of minimum rental payments during 2003. For the prior year of 2002, HRP had leases in place to provide $55,261,000 of minimum rental payments (based on leases in place as of December 31, 2001), however the actual rental payments recorded for 2002 were $61,481,000. Actual rental payment results for 2002 were greater than the minimum rental payment amount, primarily due to our ability to attract and retain tenants. For the nine months ended September 30, 2003 and 2002, HRP's actual rental payments were $45,519,000 and $46,169,000, respectively. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels by retaining current tenants and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. For 2003, HRP estimated and budgeted tenant and capital improvements of $15,631,000 and lease commissions of $2,851,000. For the first nine months of 2003, HRP incurred $8,704,000 of tenant and capital improvements and $2,279,000 of lease commissions of these estimates. Currently, HRP estimates that it will incur between $4,000,000 and $5,000,000 of tenant and capital improvements and lease commissions in the fourth quarter of 2003. Each quarter Realty reviews HRP's capacity to make cash distributions. HRP has not made any cash distributions since February 1992.

LITIGATION & JUDGMENT -

On July 18, 2001, the Delaware Court of Chancery rendered its opinion for the action styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). (For more information about this litigation, see Note 7 to the condensed consolidated financial statements.) The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,423, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery's judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,987,576 of interest. HRP recorded the judgment and interest as "Deferred Litigation Proceeds" on its balance sheet, until the case's final outcome is determined. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants

                         HALLWOOD REALTY PARTNERS, L.P.

LITIGATION & JUDGMENT (CONTINUED) -

other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court's determination of damages, and remanded the case to the trial court to fashion appropriate relief.

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff's requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court's decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys' fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. In August 2003, Hallwood paid $5,000,000 of the judgment. As of September 30, 2003, $1,796,000, including interest, remained unpaid and is reflected on HRP's balance sheet as receivable from affiliates, net. The balance due bears simple interest at the statutory rate of 7% until paid.

On April 23, 2003, an action was filed against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn, in the Court of Chancery of the State of Delaware, styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the "Rights Plan"). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River's tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

On April 28, 2003, a putative class action lawsuit was filed against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP in the Court of Chancery of the State of Delaware, styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283). The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP's Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner's recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner's recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

On October 7-8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequently, the court scheduled a status conference for December 3, 2003 at which the court would determine what further proceedings, if any, were appropriate in the actions.

                         HALLWOOD REALTY PARTNERS, L.P.

PROPERTY DEVELOPMENT AND LOAN PROCEEDS -

In February 2001, HRP began constructing a five-story office building within Executive Park in Atlanta, Georgia, containing 128,000 net rentable square feet on a site formerly occupied by an 18,000 square foot building. The building and its parking garage, excluding tenant finish-out, was completed in April 2002. A seven-year lease for the entire building, with an option for five additional years, was executed with the General Services Administration in September 2002 and commenced after the completion of tenant improvements in May 2003. Ultimately, HRP incurred and capitalized $16,032,000 of building construction costs, which included its parking garage, but excluded the existing land costs. The lease commissions incurred were $774,000, while the tenant improvements were $3,159,000.

All these costs were paid from cash funds on hand; however, in July 2003, HRP obtained a $16,000,000 loan secured by the office building. The ten year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds were for general working capital purposes and replenished the cash previously expended for building construction and tenant improvements.

MORTGAGE LOANS -

Substantially all of the buildings in HRP's real estate properties were encumbered and pledged as collateral by non-recourse mortgage loans aggregating $210,451,000 as of September 30, 2003. These mortgage loans have interest rates varying from 2.42% to 8.70% (with an effective average interest rate of 7.35%) and mature between 2005 and 2020. Other than Allfirst Building's mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. Based upon loan amortizations in effect, HRP is required to pay approximately $897,000 of principal payments during the remainder of 2003.

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

INFLATION -

Inflation did not have a significant impact on HRP during 2002 or for the nine months ended September 30, 2003. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2003.

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

                         HALLWOOD REALTY PARTNERS, L.P.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by Allfirst Building. This interest rate swap agreement effectively fixed the loan's cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of Allfirst Building's mortgage payable as a reduction to interest expense. As of September 30, 2003 and December 31, 2002, the unamortized balance, included on the balance sheet as "Accumulated other comprehensive income", was $718,000 and $926,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for Allfirst Building's mortgage loan for $288,000, which limits HRP's exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with Allfirst Building's mortgage loan. Allfirst Building's cash interest rate was 2.42% and 2.68% as of September 30, 2003 and December 31, 2002, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of September 30, 2003 and December 31, 2002, the estimated fair value of the interest rate cap was $22,000 and $55,000, respectively.

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

                         HALLWOOD REALTY PARTNERS, L.P.

                           PART II - OTHER INFORMATION

Item

1     Legal Proceedings

      Reference is made to Note 7 to the condensed consolidated financial statements contained in this Form 10-Q.

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

      In connection with the announcement of an intent to conduct a tender offer discussed in Item 5 of this Form 10-Q, on April 29, 2003, the board of directors of the General Partner deferred the Distribution Date of the Rights (as each is defined in the Rights Agreement) until the close of business on the tenth day after the date of the filing of a tender offer statement on Schedule TO with the Securities and Exchange Commission. Such a filing was made on May 1, 2003, and the board of directors of the General Partner subsequently deferred the Distribution Date until a later date the General Partner may determine. The action of the General Partner does not foreclose its ability to, or indicate any intention not to, determine another Distribution Date, in its sole discretion, and does not alter or affect the provisions of the Rights Agreement with respect to any Distribution Date that may occur upon an Unit Acquisition Date (as defined in the Rights Agreement) or the provisions of the Rights Agreement with respect to any tender or exchange offer other than the tender offer announced on May 1, 2003.

3     Defaults upon Senior Securities                        None.

4     Submission of Matters to a Vote of Security Holders    None.

5     Other Information

      Reference is made to Note 6 to the condensed consolidated financial statements contained in this Form 10-Q.

6     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.6  Executive Incentive and Retention Program

            31.1  Certification of the Chief Executive Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002

            31.2  Certification of the Chief Financial Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002

            32.1 Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            A report on Form 8-K was furnished on August 5, 2003 containing a press release, dated August 4, 2003, setting forth its second quarter 2003 results (such press release is not incorporated by reference herein or deemed "filed" within the meaning of Section 18 of the Securities Act of 1933, as amended).

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

Date:  November 11, 2003           By:  /s/ JEFFREY D. GENT
       -----------------                -------------------
                                   Jeffrey D. Gent
                                   Vice President - Finance
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


10.6  Executive Incentive and Retention Program

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002