Form 10-K
period 2003-12-31
HALLWOOD REALTY PARTNERS L P
filed 2004-03-10
CIK 865439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _____

Commission File Number: 1-10643

Hallwood Realty Partners, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2313955
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3710 Rawlins
Suite 1500
Dallas, Texas	75219-4298
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 528-5588

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Units representing limited partnership interests	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of units held by nonaffiliates of the registrant as of June 30, 2003 was $127,605,000.

Class: units representing limited partnership interests.
Outstanding at March 5, 2004: 1,593,948 units.

HALLWOOD REALTY PARTNERS, L.P.

FORM 10-K

PART I

ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

General.

Hallwood Realty Partners, L.P. (“HRP”), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol “HRY”.

As of December 31, 2003, HRP owned 14 real estate properties (the “Properties”) located in six states and containing 5,207,000 net rentable square feet (for additional information, see Item 2 - Properties).

Hallwood Realty, LLC (“Realty” or the “General Partner”), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated (“Hallwood”), is HRP’s general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC (“HCRE”), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

Available Information.

HRP’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on its website at www.hallwood.com/hrp, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”). Additionally, HRP’s Code of Business Conduct and Ethics, Whistle Blower Policy, and Audit Committee Charter may be accessed through the website.

RISKS, COMPETITION AND OTHER FACTORS

Deterioration in economic conditions and the real estate markets could harm HRP’s business.

The commercial real estate industry is sensitive to a number of factors relating to global, national, regional and local general and economic conditions, including war, threat of war, inflation, interest rates, taxation policies, availability of credit, employment levels, and wage and salary levels. A negative trend in any of these conditions could adversely affect HRP’s business. If a substantial number of tenants default on their leases, choose not to renew, or if rental rates decrease, HRP’s financial position could be adversely affected. Such effects could include a decline in acquisition, disposition and leasing activity; a decline in the supply of capital invested in commercial real estate; or a decline in the value of real estate.

HRP’s cash flow would be adversely affected by decreases in the performance of the properties it owns. Property performance typically depends upon the ability to attract and retain creditworthy tenants; the ability to manage operating expenses; the magnitude of defaults by tenants under their respective leases; governmental regulations; the nature and extent of competitive properties; financial and economic conditions generally and in the specific areas where properties are located; and the real estate market generally. Expenses may increase due to unexpected or higher repairs and maintenance costs, inflation, services and costs required to retain tenants or to sign new tenants, unsuccessful appeals of rising real estate taxes, changes in interest rates, higher insurance costs, the outcome of existing or future litigation, as well as other factors, many of which are beyond the control of HRP.

RISKS, COMPETITION AND OTHER FACTORS (continued)

HRP may be sensitive to changes in interest rates.

Because only one of its mortgage loans has a floating interest rate, HRP’s exposure to changes in market interest rates is limited to the difference between the market rate in effect at the time a loan matures compared to its existing loan rate. As of December 31, 2003, HRP had mortgage loans totaling $184,554,000 with fixed interest rates from 5.76% to 8.7% (with an effective average interest rate of 8.0%). These loans mature between 2005 and 2020. At the time of loan maturity, a higher market interest rate compared to the existing rate will have a negative impact on the amount of mortgage proceeds secured from a refinancing, as well as a decrease in cash flow from future operations due to the higher interest rate.

A $25,000,000 mortgage loan secured by the Allfirst Building bears interest at LIBOR plus 130 basis points, and therefore HRP’s actual cash interest costs are affected by changes in market interest rates. The interest rate for this loan was 2.42% as of December 31, 2003. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

Insurance risks have increased as a result of recent events.

Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect HRP’s ability to obtain appropriate insurance coverages. However, at this time the only impact on HRP has been an increase in premiums. HRP has terrorism insurance coverage of $100,000,000 for liability and for full value of its Properties.

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

Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP’s properties is not required because it is cementitious, it is not friable and because the procedures in HRP’s site environmental program Operations and Maintenance Manual are performed as required.

HRP may have difficulty disposing of assets when it has to do so.

HRP’s basic investment strategy is to hold real estate assets until what it believes to be an optimal time to sell them. Normally, this will be during relatively strong real estate markets. However, factors beyond HRP’s control could make it necessary for HRP to dispose of real estate properties during weak markets. Further, markets for real estate assets are not usually highly liquid, which can make it particularly difficult to realize acceptable prices when disposing of assets during weak markets.

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

RISKS, COMPETITION AND OTHER FACTORS (continued)

Some of HRP’s loans contain covenants and restrictions, which affect flexibility.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan’s annual debt service. The ratio, for a loan requiring a minimum 1.15 ratio, was 2.04, 2.25, and 2.35 for 2003, 2002, and 2001, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.47, 2.39, and 1.94 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2003. As of December 31, 2003, the outstanding balance of the loans is $109,273,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP’s ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans, among others, may also under certain circumstances, restrict the ability of HRP to merge, consolidate or liquidate.

HRP is subject to litigation.

For information regarding litigation, see Item 3 - Legal Proceedings.

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

OCCUPANCY AND MAJOR TENANT INFORMATION

For information regarding occupancy, percentages of square feet scheduled to expire by calendar year, and major tenants, see “Liquidity and Capital Resources” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

As of December 31, 2003, HRP owned 14 properties located in six states and containing 5,207,000 net rentable square feet.

			Net
			Rentable	Acres	Percentage
		Year(s)	Square	of	Leased as of
Name and location	Description	Constructed	Feet	Land	12/31/2003

Airport Plaza	three story
San Diego, California	office building	1982	48,637	2	86%
Allfirst Building	22 story
Baltimore, Maryland	office building	1972	343,080	0.6	98%
Bellevue Corporate Plaza	ten story
Bellevue, Washington	office building	1980	242,861	3.6	75%
Bradshaw Business Parks	21 single story
Sacramento and Rancho	office/warehouse buildings
Cordova, California	at four sites	1974 to 1980	452,838	31	93%
Corporate Square	10 one to seven story	1967 to 1973,
Atlanta, Georgia	office buildings	2000	598,929	34	99%
Executive Park	26 one to six story	1965 to 1972,
Atlanta, Georgia	office buildings	2002	1,021,332	70	83%
Fairlane Commerce Park	11 single story buildings
Dearborn, Michigan	in office/industrial park	1973 to 1990	416,056	35	88%
Fountain View Business Center	3 three story
San Diego, California	office buildings	1980	89,432	4.3	77%
Gulley Road Industrial Park	5 single story buildings
Dearborn, Michigan	in an industrial park	1990 to 1993	154,360	11	75%
Montrose Office Center	ten story
Rockville, Maryland	office building	1980	147,357	3	98%
Parklane Towers	twin 15 story
Dearborn, Michigan	office buildings	1973	486,867	31.8	76%
	14 single story
	buildings in
Raintree Industrial Park	office/industrial
Solon, Ohio	complex	1971 to 1979	795,198	49	78%
Riverbank Plaza	2 three story
San Diego, California	office buildings	1978	40,222	1.6	100%
	17 single story
Seattle Business Parks	buildings in two	1972 to 1978,
Kent and Tukwila, Washington	office/industrial parks	1993	369,419	23	91%

M&T Bank, formerly Allfirst Bank, the principal tenant of the Allfirst Building, has an option to purchase the building from HRP for $28,000,000 in 2006. For information regarding this project as well as encumbrances to which any Properties are subject and the status of related mortgage loans, see “Liquidity and Capital Resources” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 6 to the Consolidated Financial Statements and Schedule III in Item 8 - Financial Statements and Supplemental Information.

OFFICE SPACE -

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP’s portion is approximately $210,000 annually.

ITEM 3. LEGAL PROCEEDINGS

Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. - Concluded December 18, 2003

On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754) (the “Gotham Partners Litigation”). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement, and fraud in connection with certain transactions involving HRP’s units in the mid 1990’s. Hallwood was alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner’s outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP’s partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,988,000 of pre-judgment and post-judgment interest. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court’s decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending this matter.

In August 2003, Hallwood paid $5,000,000 of the 2003 judgment. As of December 31, 2003, $1,827,000, including interest, remained unpaid. $1,781,000 of the unpaid balance due bears simple interest at the statutory rate of 7% until paid and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net”. HRP had recorded the cash receipts of judgment and interest as “Deferred Litigation Proceeds” on its balance sheet until the case’s final outcome in December 2003. At such time, HRP recorded $4,933,000 to “Limited Partners’ Capital” on HRP’s balance sheet ($6,405,000 of judgment for the additional purchase price of the units, less an allocation of the $3,000,000 attorney fee award, equal to $1,472,000); $5,123,000 to “Proceeds from Litigation” on HRP’s statement of income ($6,651,000 of pre-judgment interest, less the remaining allocation of the attorney fee award, equal to $1,528,000); and $175,000 of post-judgment interest to “Interest Income” on HRP’s statement of income.

ITEM 3. LEGAL PROCEEDINGS (continued)

High River Limited Partnership v. Hallwood Realty Partners, L.P. -

On April 23, 2003, an action styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn (the “High River Litigation”). The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

On April 28, 2003, a putative class action lawsuit styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP. The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP’s Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner’s recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner’s recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

On October 7-8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequent to the trial, the Delaware Court of Chancery held several status conferences relating to these matters. On February 10, 2004, plaintiffs in C.A. No. 20283 moved to amend their complaint to add claims challenging the potential allocation of consideration between Hallwood and its affiliates on one hand, and the public unitholders on the other, that would result upon the sale or merger of HRP, by alleging that Hallwood and its principal shareholder have breached their fiduciary duties by demanding more than 1% of the merger consideration. On February 11, 2004, the Court granted class plaintiffs’ motion to amend their complaint to add these claims.

Other -

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP’s financial position, cash flows or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of HRP during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S UNITS AND RELATED SECURITY HOLDER MATTERS

HRP’s units are traded on the American Stock Exchange under the symbol “HRY”. As of March 5, 2004, there were approximately 22,600 unitholders owning the 1,593,948 units outstanding. Each quarter Realty reviews HRP’s capacity to make cash distributions to its partners. HRP has not paid any cash distributions since February, 1992.

The following table shows the high and low closing prices for the periods indicated, as reported by the American Stock Exchange:

	Closing Prices

	High	Low

2002 -
1st Quarter	$72.25	$69.00
2nd Quarter	70.25	68.50
3rd Quarter	94.50	58.00
4th Quarter	87.95	80.50
2003 -
1st Quarter	$86.75	$66.03
2nd Quarter	106.00	81.00
3rd Quarter	130.50	100.00
4th Quarter	128.00	120.00

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data regarding HRP’s results of operations and financial position as of the dates indicated. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 and the Consolidated Financial Statements and notes thereto contained in Item 8.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per unit amounts)
STATEMENTS OF OPERATIONS:
Total revenues	$72,456	$73,739	$74,691	$69,901	$61,470
Income (loss) before proceeds from litigation, interest income, gain from property sales, and cumulative effect of SFAS No. 133 adoption	(2,943)	6,294	3,293	(1,267)	3,154
Income (loss) before cumulative effect of SFAS No. 133 adoption	2,806	6,931	8,520	(299)	4,062
Net income (loss)	2,806	6,931	8,328	(299)	4,062
Income (loss) per unit and equivalent unit :
Basic -
Income (loss) before cumulative effect of SFAS No. 133 adoption	1.74	4.32	5.31	(0.18)	2.40
Net income (loss)	1.74	4.32	5.19	(0.18)	2.40
Assuming dilution -
Income (loss) before cumulative effect of SFAS No. 133 adoption	1.68	4.16	5.13	(0.18)	2.31
Net income (loss)	1.68	4.16	5.01	(0.18)	2.31
BALANCE SHEETS:
Real estate, net	$209,882	$209,838	$213,574	$206,392	$192,814
Total assets	291,237	274,420	269,875	254,504	230,386
Mortgages payable	209,554	197,552	201,224	200,096	171,312
Partners’ capital (a)	68,234	60,675	54,022	44,490	48,696

Note to Selected Financial Data:

(a)	Partners’ capital includes Accumulated Other Comprehensive Income of $648,000 and $926,000 as of December 31, 2003 and 2002, respectively. Partners’ capital balance is allocated 99% to the limited partners and 1% to the General Partner.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 6 - Selected Financial Data and Item 8 - Financial Statements and Supplemental Information.

Overview -

HRP operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets. While it is the General Partner’s intention to operate HRP’s existing real estate investments and to acquire and operate additional real estate investments, Realty also continually evaluates each of HRP’s real estate investments in light of current economic trends, operations, and other factors to determine if any should be considered for disposition.

As of December 31, 2003, HRP owned 14 real estate assets (the “Properties”) located in six states and containing 5,207,000 net rentable square feet. HRP’s revenue stream consists primarily of rental income from its Properties, along with some revenues from parking, construction and tenant services.

During 2003, HRP’s business was not significantly adversely impacted by general economic factors. Primarily due to increased rentals resulting from a newly constructed five-story office building in Atlanta, Georgia, overall rental rates increased 1.9%. However, there was a decline in average occupancy of 1.5% during 2003 and general economic factors could lead to higher than normal vacancy rates in many markets. In addition, HRP incurred significantly higher litigation costs as a result of the Gotham Partners Litigation and High River Litigation.

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2003, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity (“SPE”). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

Critical Accounting Policies -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from these estimates under different assumptions or conditions. A “critical accounting policy” is one that is both important to the portrayal of an entity’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. HRP believes that the following of its accounting policies fit this description:

Impairment of Long-Lived Assets - HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2003, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

Assets Held for Sale - Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue Recognition - Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases” requires management to estimate the economic life of lease payments. However, this does not require subjective input by management, as rental income is recognized on a straight-line basis over the lease term, as defined in each respective lease. Adjustments to convert cash rental income (which may include free rent, reduced rent, or periodic rental rate increases over the term of the lease) to straight-line rental income increased revenues by $1,808,000, $99,000, and $256,000 in 2003, 2002, and 2001, respectively. The unamortized portion appears on the Consolidated Balance Sheets as “Effective Rent Receivable”.

Other accounting policies are described in Note 2 to the Consolidated Financials Statements in Item 8. The policies listed are not intended to be a comprehensive list of all of our accounting policies. In many, cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application. There are also areas in which management’s judgment in selecting any available alternative would not produce materially different results.

Recent Accounting Pronouncements -

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have an impact on HRP’s financial results.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. HRP has no such instruments.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. As of December 31, 2003 HRP had no such guarantees.

In January 2003 the FASB issued FIN 46 “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. The adoption of the provisions of this interpretation did not have an impact material effect on HRP’s financial statements, as HRP has no VIEs.

RESULTS OF OPERATIONS

2003 Compared to 2002 -

Revenue from property operations in 2003 increased $1,175,000, or 1.8%, compared to 2002. The following table illustrates the components of the change, in thousands:

Rental income, net	$548
Other property income	627

Net increase	$1,175

Net rental income increased primarily due to the addition of a newly-constructed five-story office building within Executive Park in Atlanta, Georgia (see “Liquidity and Capital Resources - Property Development and Loan Proceeds”). Net rental income was also affected by a slight increase in overall rental rates of 1.9% and a decline in average occupancy between years from 87.4% to 85.9%. As of December 31, 2003, HRP had leases executed and in place for 86.3% of the portfolio’s net rentable square feet. The change in other property income includes increased tenant expense recoveries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue from parking, construction and tenant services for 2003 decreased $2,458,000, or 36.4%, primarily as a result of fewer construction service projects completed in 2003 compared to 2002. By their nature, the demand for and size of construction service projects and the associated revenues can vary significantly from time to time.

Property operating expenses for 2003 increased $911,000, or 3.3%, compared to 2002. Utilities increased $301,000, primarily due to higher heating costs due to a colder winter in 2003, compared to 2002. Real estate taxes increased $187,000, primarily due to higher tax rates, and partially due to higher valuations for properties located in Michigan. Property liability and damage insurance increased $152,000 due to overall higher premiums. Snow removal costs increased $77,000. Combined, all other operating costs increased $194,000, or about 0.7%, between the years.

Parking, construction and tenant services expense for 2003 decreased $2,151,000, or 47.3%, primarily as a result of fewer construction service projects completed in 2003 compared to 2002. By their nature, the demand for and size of construction service projects and the associated expenses can vary significantly from time to time.

Interest expense for 2003 increased $263,000, or 1.7%, compared to 2002, primarily due to capitalization of $256,000 of construction interest in 2002. The change in interest expense also includes a decrease in mortgage interest of $38,000 and an increase in other interest costs of $45,000. The change in the mortgage interest component is due to reduced interest as a result of normally scheduled debt reduction and reduced interest for HRP’s only variable rate mortgage, partially offset by interest for a $16,000,000 loan obtained in July 2003. For information about this new loan, see “Liquidity and Capital Resources - Property Development and Loan Proceeds”. For information about HRP’s only variable rate mortgage, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

Depreciation and amortization expense for 2003 increased $325,000, or 2.2%, primarily due to building depreciation and tenant improvement amortization for the newly-completed building at Executive Park.

General and administrative expenses for 2003 increased $1,498,000, or 32.6%, compared to 2002, primarily due to increases in certain professional fees of $610,000, legal fees of $338,000, director fees of $293,000, travel costs of $125,000, and director and officer liability insurance of $61,000.

Litigation costs were $7,885,000 and $777,000 for 2003 and 2002, respectively, and are related to the Gotham Partners Litigation and High River Litigation described in Item 3 - Legal Proceedings. The 2003 amount includes financial advisory fees of $3,000,000 to Morgan Stanley, $750,000 to Lehman Brothers in conjunction with the High River tender offer, and legal costs related to the High River Litigation which began in 2003. Additionally, the 2003 amount reflects a $750,000 reimbursement from a directors and officers liability insurance policy. This reimbursement is included in accounts receivable on HRP’s Consolidated Balance Sheet as of December 31, 2003. For more information about litigation, see Item 3 - Legal Proceedings.

Proceeds from litigation of $5,123,000 in 2003 represents the amount allocated to operations from the final judgment of the Gotham Partners Litigation. For more information about the lawsuit and its final judgment, see Item 3 - Legal Proceedings.

Interest income decreased by $11,000, or 1.7%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between years, partially offset by the recognition of $175,000 of post-judgment interest from the resolution of the Gotham lawsuit.

2002 Compared to 2001 -

Revenue from property operations in 2002 increased $399,000, or 0.6%, compared to 2001. The following table illustrates the components of the change, in thousands:

Rental income, net	$830
Other property income	(431)

Net increase	$399

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net rental income increased primarily due to an overall 5% increase in rental rates offset by a decrease in average occupancy between years from 90.9% to 87.4%. Average occupancy for 2002 was 89.0% excluding the new, but then unoccupied, building at Executive Park, which was completed in April 2002 (see Note 5 to the Consolidated Financial Statements for more information). Other property income decreased due to a reduction in tenant expense recoveries.

Revenue from parking, construction and tenant services for 2002 decreased $1,351,000, or 16.7%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects and the associated revenues can vary significantly from time to time.

Property operating expenses for 2002 increased $271,000, or 1.0%, compared to 2001. The change in expense includes non-specific, or general, increases in real estate taxes, property and liability insurance premiums, and property level salaries, partially offset by a general decrease in utilities and landscaping costs.

Parking, construction and tenant services expense for 2002 decreased $787,000, or 14.8%, primarily as a result of a few major construction service projects completed in 2001. By their nature, the demand for and size of construction service projects and the associated expenses can vary significantly from time to time.

Interest expense for 2002 decreased $980,000, or 6.1%, compared to 2001, as a result of a decrease in mortgage loan interest of $611,000 (primarily due to a lower interest rate for HRP’s only variable rate mortgage secured by the Allfirst Building), a decrease in capitalized interest of $230,000, and a decrease in loan cost amortization and other interest costs of $40,000. (For more information about the variable rate mortgage, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.) Additionally, 2001 included $559,000 of prepayment penalties and other costs related to the early payoff of loans; these costs were reclassified in the fourth quarter of 2002 from an extraordinary item to current operations within interest expense as a result of the adoption of SFAS No. 145.

Depreciation and amortization expense for 2002 increased $335,000, or 2.3%, primarily due to depreciation for the newly completed building at Executive Park.

General and administrative expenses for 2002 increased $239,000, or 5.5%, compared to 2001, due to increases in certain professional fees, state franchise taxes, director and officer liability insurance, and overhead costs.

Litigation costs were $777,000 and $3,808,000 for 2002 and 2001, respectively, and are related to the Gotham Partners Litigation described in Item 3 - Legal Proceedings.

Interest income decreased by $406,000, or 38.9%, as a result of decreased earnings on overnight cash investments due to significantly lower interest rates available between years.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources, Cash Uses And Commitments -

HRP’s cash position increased $8,717,000 during 2003 to $41,080,000 as of December 31, 2003. The sources of cash during the year were $7,625,000 of cash provided by operating activities, $16,000,000 of mortgage principal proceeds, $5,000,000 of litigation judgment proceeds (Item 3 - Legal Proceedings), and $48,000 from the exercise and issuance of unit options. The uses of cash were $12,518,000 for property and tenant improvements, $3,000,000 for plaintiff awarded fees in the Gotham Partners Litigation, $3,998,000 for scheduled mortgage principal payments, and $440,000 for loan fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP has leases in place as of December 31, 2003 to provide $57,370,000 of minimum rental payments during 2004 (see “Liquidity and Capital Resources - Lease Agreements and Major Tenant Information”). For 2003, HRP had leases in place to provide $54,963,000 of minimum rental payments (based on leases in place as of December 31, 2002), however the actual rental payments recorded for 2003 were $60,320,000. Actual rental payment results for 2003 were greater than the minimum rental payment amount, primarily due to our ability to attract and retain tenants. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels, retaining current tenants, and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. HRP has estimated and budgeted tenant and capital improvements of $9,007,000 and lease commissions of $2,111,000 for 2004. Each quarter Realty reviews HRP’s capacity to make cash distributions. HRP has not made any cash distributions since February, 1992.

Property Development and Loan Proceeds -

In February 2001, HRP began constructing a five-story office building within Executive Park in Atlanta, Georgia, containing 128,000 net rentable square feet on a site formerly occupied by an 18,000 square foot building. The new building and its parking garage, excluding tenant finish-out, was completed in April 2002. A seven-year lease for the entire building, with an option for five additional years, was executed with the General Services Administration of the U.S. Government (“GSA”) in September 2002 and commenced after the completion of tenant improvements in May 2003. Ultimately, HRP incurred and capitalized $16,032,000 of building construction costs, which included its parking garage, but excluded the existing land costs. The lease commissions incurred were $774,000, while the tenant improvements were $3,159,000.

All these costs were paid from cash funds on hand; however, in July 2003, HRP obtained a $16,000,000 loan secured by the office building. The ten-year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds were for general working capital purposes and replenished the cash previously expended for building construction.

Mortgage Loans -

Substantially all of the buildings in HRP’s real estate properties were encumbered and pledged as collateral by 12 non-recourse mortgage loans aggregating $209,554,000 as of December 31, 2003. These mortgage loans have interest rates varying from 2.42% to 8.70% (with an effective average interest rate of 7.34%) and mature between 2005 and 2020. Other than the Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table shows for the years presented the principal and balloon payments that are required (in thousands):

			Total
			Mortgage
	Principal	Balloon	Loan
	Payments	Payments	Payments

2004	$4,310	$—	$4,310
2005	4,244	74,515	78,759
2006	3,093	25,000	28,093
2007	3,334	—	3,334
2008	2,905	34,961	37,866
Thereafter	21,721	35,471	57,192

Total	$39,607	$169,947	$209,554

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Since August 2000, HRP has had available a $2,000,000 revolving line of credit, which matures on July 29, 2004. The line of credit has a variable interest rate of either prime plus 0.50% or LIBOR plus 3.0% and requires monthly interest payments, but no principal amortization. HRP has not borrowed against this facility.

HRP has two mortgage loans that require compliance with a loan covenant, which if not met will trigger a default. The loans require the properties securing each loan to maintain a liquidity ratio, specifically a debt service coverage ratio. A debt service coverage ratio is the relationship of adjusted net operating income (as defined in each loan agreement) for the previous 12 months to the loan’s annual debt service. The ratio, for a loan requiring a minimum 1.15 ratio, was 2.04, 2.25, and 2.35 for 2003, 2002, and 2001, respectively. The ratio, for a loan requiring a minimum 1.10 ratio, was 2.47, 2.39, and 1.94 for the same periods. Accordingly, HRP was in compliance with these loan covenants for the three years ended December 31, 2003. As of December 31, 2003, the outstanding balance of the loans is $109,273,000.

Additionally, these two mortgage loans contain restrictions that limit certain actions. With respect to the properties encumbered by these loans, HRP cannot incur additional debt. Also, HRP’s ability to sell a property, or a portion thereof, is limited because of the requirement to substitute collateral with substantial penalty. These loans, among others, may also under certain circumstances, restrict the ability of HRP to merge, consolidate or liquidate.

Long-Term Contractual Obligations -

The following table sets forth HRP’s long-term contractual obligations for the periods presented (in thousands):

			Less than			More than
Type			1 year	1-3 years	3-5 years	5 years	Total

Long-Term Debt Obligations	(a	)	$4,310	$106,852	$41,200	$57,192	$209,554
Operating Lease Obligations	(b	)	210	420	403	—	1,033

Total			$4,520	$107,272	$41,603	$57,192	$210,587

(a)	These are mortgage loans secured by the Properties. Amounts due include principal and balloon payments. For information, see Note 6 to the Consolidated Financial Statements.

(b)	HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP’s portion is approximately $210,000 annually.

Litigation & Judgment -

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand in the Gotham Partners Litigation. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and Hallwood paid that judgment amount, plus interest in October 2001. Under the trial court’s decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending this matter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In August 2003, Hallwood paid $5,000,000 of the 2003 judgment. As of December 31, 2003, $1,827,000, including interest, remained unpaid. $1,781,000 of the unpaid balance due bears simple interest at the statutory rate of 7% until paid and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net”. HRP had recorded the cash receipts of judgment and interest as “Deferred Litigation Proceeds” on its balance sheet until the case’s final outcome in December 2003. At such time, HRP recorded $4,933,000 to “Limited Partners’ Capital” on HRP’s balance sheet ($6,405,000 of judgment for the additional purchase price of the units, less an allocation of the $3,000,000 attorney fee award, equal to $1,472,000); $5,123,000 to “Proceeds from Litigation” on HRP’s statement of income ($6,651,000 of pre-judgment interest, less the remaining allocation of the attorney fee award, equal to $1,528,000); and $175,000 of post-judgment interest to “Interest Income” on HRP’s statement of income.

Lease Agreements And Major Tenant Information -

Lease provisions generally require HRP’s tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $4,166,000, $3,755,000, and $4,197,000 in 2003, 2002, and 2001, respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2003, the Properties, in the aggregate, were 86% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2003 (in thousands):

	Payments	Payments
	from Leases	from Leases
	without Early	with Early
	Termination	Termination
	Rights	Rights	Total

2004	$57,370	$39	$57,409
2005	47,308	2,300	49,608
2006	35,049	1,588	36,637
2007	26,016	3,936	29,952
2008	19,905	5,688	25,593
Thereafter	61,094	42,446	103,540

Total	$246,742	$55,997	$302,739

Based on leases in place as of December 31, 2003, set forth below are the percentages of leased square footage scheduled for lease expirations for each calendar year, assuming that none of the tenants exercise early termination or renewal options:

2004	18%
2005	18%
2006	17%
2007	8%
2008	11%
Thereafter	28%

During 2003, one tenant leasing space contributed 10% or more of HRP’s revenues. During 2002, two tenants contributed 10% or more of HRP’s revenues. The GSA leases space in Corporate Square and Executive Park. The GSA accounted for 17% of revenues in 2003 and 2002. Ford Motor Company and affiliates (“Ford”) leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 9% and 11% of revenues in 2003 and 2002, respectively.

As of December 31, 2003, GSA leased 396,000 square feet of office space at Executive Park under six leases which expire between 2004 and 2015. Also, as of December 31, 2003, GSA leased 353,000 square feet of office space at Corporate Square under three leases, which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. As of December 31, 2003, Ford leased 158,000 square feet of office space under four leases at Parklane Towers and 170,000 square feet of office, technical laboratory and industrial space under five leases at Fairlane Commerce Park. These leases expire between 2004 and 2010 and most contain options providing for one to ten year renewals. The remaining tenants are not concentrated in any one industry, and HRP is not otherwise dependent on any group of related tenants for 10% or more of its revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Transactions With Related Parties -

HRP pays certain fees to Realty in connection with its ongoing management, including an asset management fee, acquisition fees and disposition fees. Specifically, HRP pays an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of the property.

HRP pays HCRE compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties’ tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

HRP compensates Realty and HCRE for services provided to it and its Properties as described above and HRP reimburses Realty and HCRE, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

			Entity
			Paid or
			Reimbursed	2003	2002	2001

Asset management fee			Realty	$605	$618	$609
Acquisition fee			Realty	—	—	—
Disposition fee			Realty	—	—	120
Reimbursement of costs	(a	)	Realty	3,908	3,477	3,161
Property management fee			HCRE	1,987	2,022	2,005
Lease commissions	(b	)	HCRE	1,556	2,151	2,158
Construction fees			HCRE	698	582	1,204
Reimbursement of costs	(c	)	HCRE	3,932	3,916	3,826

(a)	These expenses are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b)	As of December 31, 2002, $567,000 of the 2002 lease commissions accrued were related to the development project at Executive park and were paid in 2003.

(c)	These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

As of December 31, 2003, Hallwood owes HRP $1,827,000 of unpaid litigation judgment and interest related to the final outcome in the Gotham Partners Litigation. $1,781,000 of the unpaid balance bears simple interest at the statutory rate of 7% and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net” (see Item 3 - Litigation for more information).

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inflation -

Inflation did not have a significant impact on HRP during the three years ended December 31, 2003 and is not anticipated to have a material impact in 2004.

Risks, Competition and Other Factors -

For information about risks, see “Risks, Competition and Other Factors” in Item 1 - Business.

Forward-Looking Statements -

In the interest of providing investors with certain information regarding HRP’s future plans and operations, certain statements set forth in this Form 10-K relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include the risks identified under “Risks, Competition and Other Factors” in Item 1 - Business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by the Allfirst Building. This interest rate swap agreement effectively fixed the loan’s cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of the Allfirst Building’s mortgage payable as a reduction to interest expense. As of December 31, 2003 and 2002, the unamortized balance, included on the balance sheet as “Accumulated other comprehensive income”, was $648,000 and $926,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for the Allfirst Building’s mortgage loan for $288,000, which limits HRP’s exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building’s mortgage loan. Allfirst Building’s cash interest rate was 2.42% and 2.68% as of December 31, 2003 and 2002, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2003 and 2002, the estimated fair value of the interest rate cap was $18,000 and $55,000, respectively.

Other than Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

ITEM 8 INDEX

Page

FINANCIAL STATEMENTS:
Independent Auditors’ Report	22
Consolidated Balance Sheets as of December 31, 2003 and 2002	23
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	24
Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	25
Consolidated Statements of Partners’ Capital for the years ended December 31, 2003, 2002 and 2001	26
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	27
Notes to Consolidated Financial Statements	28
FINANCIAL STATEMENT SCHEDULE:
Schedule III - Real Estate and Accumulated Depreciation	42
All other schedules have been omitted because they are not applicable, not required, or the required information is disclosed in the Consolidated Financial Statements or notes thereto

INDEPENDENT AUDITORS’ REPORT

To the Partners of Hallwood Realty Partners, L.P.

We have audited the accompanying consolidated balance sheets of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audit for the year ended December 31, 2003 also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based upon our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hallwood Realty Partners, L.P. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 9, 2004

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,

	2003	2002

ASSETS
Real estate:
Land	$59,015	$59,015
Buildings and improvements	307,011	310,154
Tenant improvements	27,125	23,504
Construction in progress	5,755	836

	398,906	393,509
Accumulated depreciation and amortization	(189,024)	(183,671)

Real estate, net	209,882	209,838
Cash and cash equivalents	41,080	32,363
Accounts receivable	5,140	2,315
Receivable from affiliates, net	1,432	—
Escrow deposits held by lenders	11,477	8,918
Prepaid expenses and other assets	2,117	2,190
Lease commissions, net	11,037	11,390
Effective rent receivable	6,564	4,729
Loan costs, net	2,508	2,677

Total assets	$291,237	$274,420

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgages payable	$209,554	$197,552
Accounts payable and accrued expenses	10,577	5,743
Payable to affiliates	—	512
Prepaid rent, security deposits and other	2,872	3,533
Deferred litigation proceeds	—	6,405

Total liabilities	223,003	213,745

Commitments and contingencies
Partners’ capital:
Limited partners - 1,593,948 and 1,589,948 units outstanding, respectively	66,910	59,152
General partner	676	597
Accumulated other comprehensive income	648	926

Total partners’ capital	68,234	60,675

Total liabilities and partners’ capital	$291,237	$274,420

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	For the Years Ended December 31,

	2003	2002	2001

REVENUES:
Property operations	$68,167	$66,992	$66,593
Parking, construction and tenant services	4,289	6,747	8,098

Total revenues	72,456	73,739	74,691

EXPENSES:
Property operations	28,375	27,464	27,193
Parking, construction and tenant services	2,396	4,547	5,334
Interest	15,428	15,165	16,145
Depreciation and amortization	15,222	14,897	14,562
General and administrative	6,093	4,595	4,356
Litigation costs	7,885	777	3,808

Total expenses	75,399	67,445	71,398

INCOME (LOSS) BEFORE PROCEEDS FROM LITIGATION, INTEREST INCOME, GAIN FROM PROPERTY SALES, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	(2,943)	6,294	3,293
Proceeds from litigation	5,123	—	—
Interest income	626	637	1,043
Gain from property sales	—	—	4,184

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	2,806	6,931	8,520
Cumulative effect of SFAS No. 133 adoption - valuation of interest rate cap	—	—	(192)

NET INCOME	$2,806	$6,931	$8,328

ALLOCATION OF NET INCOME:
Limited partners	$2,778	$6,862	$8,245
General partner	28	69	83

Total	$2,806	$6,931	$8,328

NET INCOME PER UNIT AND POTENTIAL UNIT:
Net income per unit - basic
Income before cumulative effect of change in accounting	$1.74	$4.32	$5.31
Cumulative effect of SFAS No. 133 adoption	—	—	(0.12)

Net income	$1.74	$4.32	$5.19

Net income per unit - assuming dilution
Income before cumulative effect of change in accounting	$1.68	$4.16	$5.13
Cumulative effect of SFAS No. 133 adoption	—	—	(0.12)

Net income	$1.68	$4.16	$5.01

WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME PER UNIT AND POTENTIAL UNIT:
Basic	1,593	1,590	1,590

Assuming dilution	1,651	1,648	1,645

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Years Ended
	December 31,

	2003	2002	2001

Net income	$2,806	$6,931	$8,328
Reclassification of cumulative effect of SFAS No. 133 adoption - deferred gain from sale of interest rate swap	—	—	1,481
Amortization of deferred gain from sale of interest rate swap	(278)	(278)	(277)

Comprehensive income	$2,528	$6,653	$9,532

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands, except unit amounts)

			Accumulated		Limited
			Other		Partnership
	General	Limited	Comprehensive		Units
	Partner	Partners	Income	Total	Outstanding

PARTNERS’ CAPITAL, JANUARY 1, 2001	$445	$44,045	$—	$44,490	1,589,948
Reclassification of cumulative effect of SFAS No. 133 adoption - deferred gain from sale of interest rate swap	—	—	1,481	1,481	—
Amortization of deferred gain from sale of interest rate swap	—	—	(277)	(277)	—
Net income	83	8,245	—	8,328	—

PARTNERS’ CAPITAL, DECEMBER 31, 2001	528	52,290	1,204	54,022	1,589,948
Amortization of deferred gain from sale of interest rate swap	—	—	(278)	(278)	—
Net income	69	6,862	—	6,931	—

PARTNERS’ CAPITAL, DECEMBER 31, 2002	597	59,152	926	60,675	1,589,948
Issuance of units upon exercise of options	1	47	—	48	4,000
Amortization of deferred gain from sale of interest rate swap	—	—	(278)	(278)	—
Capital payment received from Hallwood from litigation judgment	50	4,933	—	4,983	—
Net income	28	2,778	—	2,806	—

PARTNERS’ CAPITAL, DECEMBER 31, 2003	$676	$66,910	$648	$68,234	1,593,948

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES:
Net income	$2,806	$6,931	$8,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,222	14,897	14,562
Gain from property sales	—	—	(4,184)
Cumulative effect of SFAS No. 133 adoption - valuation of interest rate cap	—	—	192
Effective rent adjustments	(1,808)	(99)	(256)
Changes in assets and liabilities:
Accounts receivable	(4,257)	—	896
Lease commission payments	(2,784)	(2,951)	(2,752)
Escrow deposits, prepaid expenses, and other assets	(1,904)	(200)	(174)
Accounts payable and other liabilities	350	1,148	(740)

Net cash provided by operating activities	7,625	19,726	15,872

INVESTING ACTIVITIES:
Property and tenant improvements	(12,518)	(6,617)	(9,417)
Property development cost	—	(1,977)	(13,406)
Cash proceeds from property sales, net of selling costs	—	—	8,435

Net cash used in investing activities	(12,518)	(8,594)	(14,388)

FINANCING ACTIVITIES:
Mortgage principal proceeds	16,000	—	10,000
Mortgage principal refinanced	—	—	(2,760)
Loan fees	(440)	(10)	(138)
Mortgage principal early payoff	—	—	(2,125)
Mortgage prepayment penalties	—	—	(423)
Mortgage principal scheduled payments	(3,998)	(3,672)	(3,987)
Litigation proceeds received	5,000	—	6,405
Payment to plaintiff from litigation proceeds	(3,000)	—	—
Issuance of units upon exercise of options	48	—	—

Net cash provided by (used in) financing activities	13,610	(3,682)	6,972

INCREASE IN CASH AND CASH EQUIVALENTS	8,717	7,450	8,456
BEGINNING CASH AND CASH EQUIVALENTS	32,363	24,913	16,457

ENDING CASH AND CASH EQUIVALENTS	$41,080	$32,363	$24,913

See notes to consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

1	ORGANIZATION

Hallwood Realty Partners, L.P. (“HRP”), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol “HRY”. As of December 31, 2003 there were 1,593,948 units outstanding.

As of December 31, 2003, HRP owned 14 real estate assets (the “Properties”) located in six states and containing 5,207,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

Hallwood Realty, LLC (“Realty” or the “General Partner”), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated (“Hallwood”), is HRP’s general partner and is responsible for asset management of HRP and its Properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC (“HCRE”), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services to the Properties.

2	ACCOUNTING POLICIES

Consolidation

HRP fully consolidates into its financial statements majority owned entities. For each of the three years in the period ended December 31, 2003, all entities and Properties were fully owned. All significant intercompany balances and transactions have been eliminated in consolidation.

HRP has, in three situations, created a Special Purpose Entity (“SPE”). These SPEs were formed at the request of lenders for the express purpose of strengthening the collateral for the loans by isolating (for Federal bankruptcy law purposes) the assets and liabilities of the SPEs. In all cases and since their various formation dates, the assets, liabilities and results of operations of these wholly-owned entities have been fully consolidated into the financial statements of HRP.

Cash and Cash Equivalents

HRP considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Property

Property is stated at cost. Renovations and improvements are capitalized; maintenance and repairs are expensed. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or any previously unanticipated loss is recognized in the year of sale or disposition. HRP reviews for impairment losses on its real estate assets when events and circumstances indicate that the assets might be impaired. If such indication is noted, an undiscounted cash flow analysis is performed, and in the event undiscounted cash flow estimated to be generated by an asset over the remaining depreciable life of that asset is less than its carrying value, then the asset would be written down to its fair value. Cash flow estimates are based on historical results adjusted to our best estimate of future market and operating conditions. Significant assumptions used in this process include an evaluation of leases in place, future rental and occupancy rates, and the level of expected operating expenses. For the three years ended December 31, 2003, HRP has not recorded a write-down or impairment of the carrying value of any real estate property based on these calculations.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

2	ACCOUNTING POLICIES - (continued)

Should HRP decide to sell a property and actively commence the disposal process, all of the assets, liabilities, income, and expenses associated with such property will be segregated in the financial statements. At such time, an evaluation for potential impairment will be made using an estimate of the selling price less selling costs.

Depreciation of buildings is computed using the straight-line method over estimated useful lives ranging from 15 to 43 years. Equipment and other improvements are depreciated on a straight-line basis over estimated useful lives ranging from 3 to 23 years. Tenant improvements are capitalized and amortized over the terms of the respective leases or useful life, if shorter.

HRP capitalizes all costs related to the development and construction of its projects, including interest of $0, $256,000, and $486,000 in 2003, 2002, and 2001, respectively. The development period of a project is considered to have begun when activities related to the construction of the project or a portion thereof has commenced. All costs for construction are capitalized and allocated to each building. Capitalization of such costs is discontinued when the building is available for occupancy.

HRP would accrue for losses associated with environmental remediation obligations if such losses were probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations would generally be recognized no later than completion of a remedial feasibility study. Such accruals would be adjusted as further information developed or circumstances changed. Costs of future expenditures for environmental remediation obligations would not be discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. HRP’s management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of HRP and therefore has made no loss accruals.

Other Assets

Lease costs and commissions are amortized over the terms of the respective leases. Leases at the Properties expire from 2004 to 2020. Loan costs are amortized over the terms of the respective loans. The loans mature between 2005 and 2020. Amortization of lease commissions, included in depreciation and amortization expense, was $2,748,000, $2,817,000, and $2,889,000 in 2003, 2002, and 2001, respectively. Amortization of loan costs, included in interest expense, was $609,000, $591,000, and $624,000 in 2003, 2002, and 2001, respectively. The caption “Prepaid expenses and other assets” on the Consolidated Balance Sheets includes prepaid real estate taxes, prepaid insurance and other miscellaneous deposits and prepaid expenses.

Revenue Recognition

Rental income is recognized as earned on a straight-line basis over the terms of the respective leases. Amortization of effective rent income adjustments, included in property operations revenues, was $1,808,000, $99,000, and $256,000 in 2003, 2002, and 2001, respectively. The unamortized portion appears on the Consolidated Balance Sheets as “Effective Rent Receivable”. Lease provisions generally require tenants to pay their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, are recorded as earned and was $4,166,000, $3,755,000, and $4,197,000 in 2003, 2002, and 2001, respectively.

Revenues and expenses from short-term construction and tenant service projects are recorded at the time of project completion. Revenues and expenses from long-term construction projects are accounted for using the percentage-of-completion method.

Interest Rate Agreements

HRP has used an interest rate swap as a hedge against interest exposure of variable rate debt. HRP’s only interest rate swap was sold in July 2000. Differences between amounts paid or received in this interest rate agreement, which was designated as a hedge, were included in interest expense as the payments were made or received. HRP was exposed to credit-related gains or losses in the event of non-performance by counterparties, however none of the counterparties failed to meet their obligations during the term of the agreement. In July 2000, in connection with the sale of the interest rate swap, HRP purchased an interest rate cap derivative that limits its interest rate exposure on its mortgage for the Allfirst Building (see Notes 6 and 9 for more information).

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

2	ACCOUNTING POLICIES - (continued)

Litigation Expense and Litigation Judgment

Litigation costs were $7,885,000, $777,000, and $3,808,000 for 2003, 2002 and 2001, respectively, and are related to the Gotham Partners Litigation and High River Litigation described in Footnote 10. The 2003 amount includes financial advisory fees of $3,000,000 to Morgan Stanley, $750,000 to Lehman Brothers in conjunction with the High River tender offer, and legal costs related to the High River Litigation which began in 2003. Additionally, the 2003 amount reflects a $750,000 reimbursement from a directors and officers liability insurance policy.

On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending the Gotham Partners Litigation. Accordingly in 2003, HRP recorded the $13,056,000 litigation judgment ($6,405,000 was awarded in 2001 and $6,651,000 was awarded in 2003), of which $3,000,000 was paid to the plaintiff, $5,123,000 was reflected in the Statement of Income, and $4,933,000 was recorded as an increase in Limited Partners’ Capital.

Income Taxes

Currently, HRP is a non-taxable entity. Federal and state income taxes, if any, are the responsibility of the individual partners. Accordingly, the Consolidated Financial Statements do not include a provision for income taxes. However, certain business and franchise taxes are the responsibility of HRP and subsidiary entities. These business and franchise taxes, included in general and administrative expenses, were $198,000, $280,000, and $178,000 in 2003, 2002, and 2001, respectively. HRP’s tax returns are subject to examination by federal and state taxing authorities. If HRP’s taxable income is ultimately changed by the taxing authorities, the tax liability of the partners could be changed accordingly. Additionally, no assurance can be given that the federal or state governments will not pass legislation that will characterize HRP as an association taxable as a corporation for federal income tax purposes. Such classification may have an adverse effect on HRP.

Equity-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity-based compensation, including options. HRP has elected, as provided by SFAS No. 123, not to recognize employee equity-based compensation expense as calculated under SFAS No. 123, but has recognized such expense in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As the only options of HRP fully vested in 1997, there would be no difference between the historical operations and pro forma operations for each of the three years ended December 31, 2003 had the expense provisions of SFAS No. 123 been adopted.

Computation of Net Income Per Unit

Basic net income per unit is computed by dividing results attributable to the limited partners’ interests by the weighted average number of units outstanding. Net income per unit assuming dilution is computed by dividing results attributable to the limited partners’ interests by the weighted average number of units and potential units outstanding. Options to acquire units were issued during 1995 and are considered to be potential units. The number of potential units is computed using the treasury stock method which assumes that the increase in the number of units is reduced by the number of units which could have been repurchased by HRP with the proceeds from the exercise of these options. The following table illustrates the amounts used to calculate the weighted average number of units outstanding (in thousands):

	2003	2002	2001

Weighted average units outstanding - basic	1,593	1,590	1,590
Potential weighted average units issued from options	65	69	69
Potential repurchase of units from unit option proceeds	(7)	(11)	(14)

Potential weighted average units outstanding - assuming dilution	1,651	1,648	1,645

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

2	ACCOUNTING POLICIES - (continued)

Comprehensive Income

Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period results and reflected as a component of equity. HRP recorded comprehensive income related to its unrealized gain from the sale of an interest rate swap in 2001.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available that is evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Management believes that HRP operates in only one business segment, real estate.

Recent Accounting Pronouncements and Other

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued in April 2003. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is generally effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS No. 149 did not have an impact on HRP’s financial results.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. HRP has no such instruments.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. As of December 31, 2003 HRP had no such guarantees.

In January 2003 the FASB issued FIN 46 “Consolidation of Variable Interest Entities”. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46-R”) to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. The adoption of the provisions of this interpretation did not have an impact material effect on HRP’s financial statements, as HRP has no VIEs.

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

The policies listed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in the application. There are also areas in which management’s judgment in selecting any available alternative would not produce materially different results.

3	STATEMENTS OF CASH FLOWS

Cash interest payments were $14,763,000, $14,602,000 (net of capitalized interest of $256,000), and $14,947,000 (net of capitalized interest of $486,000) in 2003, 2002, and 2001, respectively.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

4	TRANSACTIONS WITH RELATED PARTIES

HRP pays certain fees to Realty in connection with its ongoing management, including an asset management fee, acquisition fees and disposition fees. Specifically, HRP pays an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of the property.

HRP pays HCRE compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties’ tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

HRP compensates Realty and HCRE for services provided to it and its Properties as described above and HRP reimburses Realty and HCRE, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

			Entity
			Paid or
			Reimbursed	2003	2002	2001

Asset management fee			Realty	$605	$618	$609
Acquisition fee			Realty	—	—	—
Disposition fee			Realty	—	—	120
Reimbursement of costs	(a	)	Realty	3,908	3,477	3,161
Property management fee			HCRE	1,987	2,022	2,005
Lease commissions	(b	)	HCRE	1,556	2,151	2,158
Construction fees			HCRE	698	582	1,204
Reimbursement of costs	(c	)	HCRE	3,932	3,916	3,826

(a)	These expenses are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b)	As of December 31, 2002, $567,000 of the 2002 lease commissions accrued were related to the development project at Executive park and were paid in 2003.

(c)	These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

As of December 31, 2003, Hallwood owes HRP $1,827,000 of unpaid litigation judgment and interest related to the final outcome in the lawsuit styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. $1,781,000 of the unpaid balance bears simple interest at the statutory rate of 7% and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net” (see Note 10 for more information).

In January 2001, HRP acquired a construction development consulting contract from Hallwood regarding a project in Tulsa, Oklahoma with an unrelated third party. In connection therewith, HRP reimbursed Hallwood for its actual costs incurred related to the project of $281,000.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

5	PROPERTY TRANSACTIONS

Property Development At Executive Park

In February 2001, HRP began constructing a five-story office building within the Executive Park property in Atlanta, Georgia containing 128,000 net rentable square feet on a site formerly occupied by an 18,000 square foot building. The new building and its parking garage, excluding tenant finish-out, was completed in April 2002. A seven-year lease for the entire building, with an option for five additional years, was executed with the General Services Administration of the U.S. Government (“GSA”) in September 2002 and it commenced after the completion of tenant improvements in May 2003. Ultimately, HRP incurred and capitalized $16,032,000 of building construction costs, which included its parking garage, but excluded the existing land costs. The lease commissions incurred were $774,000, while the tenant improvements were $3,159,000.

All these costs were paid from cash funds on hand; however, in July 2003, HRP obtained a $16,000,000 loan secured by the office building. The ten-year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds are for general working capital purposes and they replenish a majority of the costs for building construction.

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

In January 2001, HRP sold one of the warehouse buildings at Seattle Business Parks that contained 63,000 net rentable square feet on 3.9 acres for a gross selling price of $3,287,000. The carrying value of the assets was $885,000. The sale resulted in $2,994,000 of net proceeds, which were added to HRP’s working capital, and a net gain of $2,109,000.

Also in January 2001, HRP sold one building at Fairlane Commerce Park that contained less than 2,000 net rentable square feet on 0.5 acres for a gross selling price of $575,000. The carrying value of the assets was $372,000. The sale resulted in $525,000 of net proceeds, which were added to HRP’s working capital, and a net gain of $153,000.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

6	MORTGAGES PAYABLE

Substantially all of the buildings in HRP’s real estate properties were encumbered and pledged as collateral by 12 non-recourse mortgage loans aggregating $209,554,000 as of December 31, 2003 and $197,552,000 as of December 31, 2002. These mortgage loans have interest rates varying from 2.42% to 8.70% (with an effective average interest rate of 7.34% as of December 31, 2003) and mature between 2005 and 2020. Other than the Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. The following table sets forth, by real estate property, mortgages payable balances as of December 31, 2003 and 2002 (in thousands), maturity dates, and interest rates:

	Mortgages	Mortgages		Interest
	Payable as of	Payable as of	Maturity	Rate as of
	12-31-2003	12-31-2002	Date	12-31-2003

Airport Plaza	$705	$721	10-11-05	8.70%
Allfirst Building	25,000	25,000	4-30-06	2.42%	(a	)
Bellevue Corporate Plaza	14,101	14,414	10-11-05	8.70%
Bradshaw Business Parks	11,676	11,980	12-31-20	8.10%	(b	)
Corporate Square	7,667	7,838	10-11-05	8.70%
Corporate Square	9,592	9,782	8-11-11	7.70%
Corporate Square	19,925	20,468	8-15-20	7.97%
Executive Park	31,365	31,915	4-11-08	7.32%
Executive Park	16,000	—	8-10-13	5.76%
Fairlane Commerce Park	18,684	19,099	10-11-05	8.70%
Fountain View Business Center	5,008	5,151	2-10-10	8.17%
Gulley Road Industrial Park	3,775	4,144	5-11-11	7.375%
Montrose Office Center	5,729	5,856	10-11-05	8.70%
Parklane Towers	21,151	21,621	10-11-05	8.70%
Raintree Industrial Park	9,871	10,090	10-11-05	8.70%
Riverbank Plaza	2,301	2,364	2-10-10	8.29%
Seattle Business Parks	7,004	7,109	6-7-08	6.97%

Total	$209,554	$197,552

(a)	Variable interest rate. LIBOR plus 1.30%. Rate was 2.68% as of December 31, 2002.

(b)	Call options exercisable by lender on February 1, 2011 and February 1, 2016.

The following table shows, for the years presented, the principal and balloon payments that are required (in thousands):

			Total
			Mortgage
	Principal	Balloon	Loan
	Payments	Payments	Payments

2004	$4,310	$—	$4,310
2005	4,244	74,515	78,759
2006	3,093	25,000	28,093
2007	3,334	—	3,334
2008	2,905	34,961	37,866
Thereafter	21,721	35,471	57,192

Total	$39,607	$169,947	$209,554

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

6	MORTGAGES PAYABLE - (continued)

The following discussions pertain to financing and refinancing activities during the three years ended December 31, 2003.

Allfirst Building

In July 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by the Allfirst Building. This interest rate swap agreement effectively fixed the loan’s cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of the Allfirst Building’s mortgage payable as a reduction to interest expense. As of December 31, 2003 and 2002, the unamortized balance, included on the balance sheet as “Accumulated other comprehensive income”, was $648,000 and $926,000, respectively.

Also in July 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for the Allfirst Building’s mortgage loan for $288,000, which limits HRP’s exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building’s mortgage loan. Allfirst Building’s cash interest rate was 2.42% and 2.68% as of December 31, 2003 and 2002, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the time value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of December 31, 2003 and 2002, the estimated fair value of the interest rate cap was $18,000 and $55,000, respectively.

Corporate Square

In August 2001, HRP refinanced a mortgage loan secured by a portion of Corporate Square with a new lender. The interest rate was reduced from 8.625% to 7.7% and the maturity date was extended six years to August 2011. The monthly principal payments will amortize the loan over 22.5 years. The loan proceeds of $10,000,000 were used to pay the outstanding mortgage principal balance of $2,760,000 with the former lender, to pay a prepayment penalty of $409,000, to pay transaction costs of $142,000, and for general working capital. The prepayment penalty along with the writeoff of $105,000 of unamortized loan costs associated with the retired loan were expensed and are included in the Consolidated Statements of Operations as an interest expense.

Executive Park

In July 2003, HRP obtained a $16,000,000 loan secured by the development project at Executive Park completed in April 2002 (see Note 5 for more information). The ten-year loan calls for interest-only payments for the first two years, followed by principal and interest payments during the remaining term, amortized over 28 years. The interest rate is 5.76% and the maturity date is August 10, 2013. The loan proceeds are for general working capital purposes and they replenish a majority of the costs for building construction.

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
Three Years Ended December 31, 2003

7	LEASE AGREEMENTS AND MAJOR TENANT INFORMATION

HRP leases and shares offices with Hallwood in Dallas, Texas under a lease which expires November 30, 2008. HRP has a one-time option to terminate the lease effective November 30, 2005. The annual minimum cash rental payments are $315,000, of which HRP’s portion is approximately $210,000 annually.

Lease provisions generally require HRP’s tenants to pay fixed rental amounts, plus their proportionate share of certain building operating costs and real property taxes. Revenue from expense recoveries, included in property operations, was $4,166,000, $3,755,000, and $4,197,000 in 2003, 2002, and 2001, respectively. In addition, certain leases include provisions for annual rental adjustments. Some leases contain provisions to allow a tenant to terminate their lease prior to its normal expiration. At December 31, 2003, the Properties, in the aggregate, were 86% leased. The following table sets forth the minimum cash rental payments to be received from leases in place as of December 31, 2003 (in thousands):

	Payments	Payments
	from Leases	from Leases
	without Early	with Early
	Termination	Termination
	Rights	Rights	Total

2004	$57,370	$39	$57,409
2005	47,308	2,300	49,608
2006	35,049	1,588	36,637
2007	26,016	3,936	29,952
2008	19,905	5,688	25,593
Thereafter	61,094	42,446	103,540

Total	$246,742	$55,997	$302,739

During 2003, one tenant leasing space contributed 10% or more of HRP’s revenues. During 2002, two tenants contributed 10% or more of HRP’s revenues. The GSA leases space in Corporate Square and Executive Park. The GSA accounted for 17% of revenues in 2003 and 2002. Ford Motor Company and affiliates (“Ford”) leases space in Parklane Towers and Fairlane Commerce Park. Ford accounted for 9% and 11% of revenues in 2003 and 2002, respectively.

As of December 31, 2003, GSA leased 396,000 square feet of office space at Executive Park under six leases which expire between 2004 and 2015. Also, as of December 31, 2003, GSA leased 353,000 square feet of office space at Corporate Square under three leases, which expire in 2004, 2013 (with a right to early terminate in 2008) and 2020. As of December 31, 2003, Ford leased 158,000 square feet of office space under four leases at Parklane Towers and 170,000 square feet of office, technical laboratory and industrial space under five leases at Fairlane Commerce Park. These leases expire between 2004 and 2010 and most contain options providing for one to ten year renewals. The remaining tenants are not concentrated in any one industry, and HRP is not otherwise dependent on any group of related tenants for 10% or more of its revenues.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

8	PARTNERS’ CAPITAL

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2003, a total of 21,200 options had been exercised (17,200 in 2000 and 4,000 in 2003), none have been canceled, and 64,800 options remained exercisable. No options have been granted since 1995. As the only options of HRP fully vested in 1997, there is no difference between the historical operations and pro forma operations for the periods presented herein had the expense provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been adopted.

On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Realty evaluated the offer and advised unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66-2/3 % of the outstanding units. Thereafter, the board of directors of Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Additionally, HRP hired Lehman Brothers Inc. to render financial advisory services to the process. Prior to the tender offer, High River owned 235,000 units and as of February 26, 2004, 66,532 units had been tendered to High River. The offer has been extended numerous times and currently expires March 24, 2004.

At the board’s direction, Morgan Stanley is actively engaged in a process of identifying alternatives that may be in the best interests of the unitholders, focusing primarily on discussions with prospective parties interested in participating in a transaction with HRP at prices and on terms which the board believes would be in the best interest of all partners of HRP, including an extraordinary transaction, such as a merger, reorganization or liquidation, involving HRP or any of its subsidiaries or a purchase, sale or transfer of a material amount of assets by HRP or any of its subsidiaries. Although HRP is working with Morgan Stanley and these interested parties, there can be no assurance that a transaction with respect to HRP will result from those discussions. HRP has adopted an Executive Incentive and Retention Program under which, after completion of a transaction involving HRP, certain officers and management employees of the General Partner and HCRE will be eligible to receive a bonus equal to the total of their current annual salary plus bonuses and commissions paid with respect to 2002. The plan is designed to encourage such persons to continue employment through the completion of any transaction involving HRP. Additionally, an Employee Change of Control Severance Payment Policy was adopted by HRP for all other employees whereby they will be compensated with up to 26 weeks of their then current salary upon their involuntary termination within one year of the occurrence of a change in control of HRP. Since payments will only be payable upon a change in control, no accrual for them has been made in these financial statements.

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

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

9	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Management has reviewed the fair values of its mortgages payable in connection with interest rates currently available to HRP for borrowing with similar characteristics and maturities (approximately 6.75% and 7.5% as of December 31, 2003 and 2002, respectively). Based on those interest rates, management has determined that the estimated fair values of HRP’s mortgages payable as of December 31, 2003 and 2002 would equal approximately $217,391,000 and $199,383,000, respectively, as compared to the carrying values of $209,554,000 and $197,552,000, respectively.

The estimated fair value of HRP’s interest rate cap as of December 31, 2003 and 2002 was $18,000 and $55,000, respectively, based on quotes obtained from the issuer of the cap agreement (see Note 6 for more information). The carrying value of HRP’s interest rate cap as of December 31, 2003 and 2002 was $18,000 and $55,000, respectively.

The fair value information presented herein is based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore current estimates of fair value may differ significantly from the amounts presented herein.

10	COMMITMENTS AND CONTINGENCIES

Litigation

Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. -

On June 20, 1997, an action was filed against HRP, the General Partner, its directors, and Hallwood by Gotham Partners, L.P. in the Court of Chancery of the State of Delaware, styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P., et al. (C.A. No. 15754). As filed, the action alleged claims of breach of fiduciary duties, breach of HRP’s partnership agreement, and fraud in connection with certain transactions involving HRP’s units in the mid 1990’s. Hallwood was alleged to have aided and abetted the alleged breaches. On June 21, 2000, after completing fact discovery, all parties moved for summary judgment on several issues. In September and October 2000, the Delaware court issued three separate written opinions resolving the summary judgment motions. In the opinions, the court ruled that trial would be required as to all issues, except that (i) Gotham was found to have standing to pursue its derivative claims; (ii) defendants were entitled to judgment dismissing the fraud claim; (iii) the General Partner was entitled to judgment dismissing the breach of fiduciary duty claims brought against it; and (iv) the General Partner’s outside directors were entitled to judgment dismissing all claims brought against them.

A five-day trial was held in January 2001. On July 18, 2001, the Delaware Court of Chancery rendered its opinion. In its decision, the court determined that an option plan and a sale of units to Hallwood in connection with a reverse split of units implemented by HRP in 1995 were in compliance with HRP’s partnership agreement. The court also found that the sale of units to Hallwood in connection with a 1995 odd-lot offer by HRP did not comply with certain procedures required by the HRP partnership agreement. The court ruled that the defendants other than HRP pay a judgment to HRP in the amount of $3,417,000, plus pre-judgment interest from August 1995. The judgment amount represents what the court determined was an underpayment by Hallwood. In August 2001, plaintiff and certain defendants appealed the Court of Chancery’s judgment to the Delaware Supreme Court. In October 2001, HRP received the $3,417,423 judgment together with $2,988,000 of pre-judgment and post-judgment interest. On August 29, 2002, the Supreme Court affirmed the judgment of the trial court that the remaining defendants other than HRP are jointly and severally liable to HRP. The Supreme Court reversed the trial court’s determination of damages, and remanded the case to the trial court to fashion appropriate relief.

On July 8, 2003, the Delaware Court of Chancery issued its decision after remand. In the decision, the Court of Chancery determined that defendants were required to pay to HRP the difference between the price paid for 293,539 units of HRP purchased by Hallwood in 1995 of $14.20 per unit and the value of those units, including a control premium for those units, as determined by the court in its decision, of $36.02 per unit, plus pre-judgment interest. The court also denied plaintiff’s requests for rescission, rescissory damages or other forms of relief. In its earlier decision before remand, the trial court had determined that the value of the units was $25.84 per unit and, as mentioned above, Hallwood paid the judgment amount plus interest in October 2001. Under the trial court’s decision on remand, Hallwood was required to pay an additional amount of approximately $2,988,000, plus pre-judgment interest of approximately $3,762,000. On July 25, 2003, the trial court entered

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

10	COMMITMENTS AND CONTINGENCIES - (continued)

its final order and judgment on remand which provided, among other things, that HRP pay plaintiff $3,000,000 in attorneys’ fees, cost and expenses, which was funded by HRP to plaintiff in August 2003. On July 28, 2003, the plaintiff appealed the final order and judgment on remand to the Delaware Supreme Court. On December 18, 2003, the Supreme Court affirmed the July 8, 2003 Court of Chancery’s final order and judgment on remand, effectively ending this matter.

In August 2003, Hallwood paid $5,000,000 of the 2003 judgment. As of December 31, 2003, $1,827,000, including interest, remained unpaid. $1,781,000 of the unpaid balance due bears simple interest at the statutory rate of 7% until paid and is reflected on HRP’s balance sheet as “Receivable from Affiliates, net”. HRP had recorded the cash receipts of judgment and interest as “Deferred Litigation Proceeds” on its balance sheet until the case’s final outcome in December 2003. At such time, HRP recorded $4,933,000 to “Limited Partners’ Capital” on HRP’s balance sheet ($6,405,000 of judgment for the additional purchase price of the units, less an allocation of the $3,000,000 attorney fee award, equal to $1,472,000); $5,123,000 to “Proceeds from Litigation” on HRP’s statement of income ($6,651,000 of pre-judgment interest, less the remaining allocation of the attorney fee award, equal to $1,528,000); and $175,000 of post-judgment interest to “Interest Income” on HRP’s statement of income.

High River Limited Partnership v. Hallwood Realty Partners, L.P. -

On April 23, 2003, an action styled High River Limited Partnership v. Hallwood Realty, LLC, et al. (C.A. No. 20276) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by High River Limited Partnership, which is indirectly wholly owned by Carl C. Icahn. The action, as filed initially, challenged the unit purchase rights agreement dated November 30, 1990, between HRP and Equiserve Trust Company, N.A., as rights agent, as amended (the “Rights Plan”). High River claimed in the suit that defendants have wrongfully utilized the Rights Plan to prevent High River and other third parties from purchasing 15 percent or more of the units of the Partnership, while at the same time exempting the General Partner and its affiliates and subsidiaries from the provisions of the Rights Plan. High River asserts that if defendants make additional purchases of units, they could render removal of the General Partner pursuant to the two-thirds removal provision of the partnership agreement impossible, thereby impeding or preventing the High River tender offer. High River also claims that defendants wrongfully refused to redeem the rights and thereby frustrated High River’s tender offer. The complaint, as amended, seeks as relief an order redeeming the rights, preventing defendants from treating the General Partner as exempt from or otherwise not subject to the definition of Acquiring Person under the Rights Agreement, or, alternatively, preventing defendants from treating High River as an Acquiring Person under the Rights Agreement or applying the Rights Agreement to the High River tender offer.

On April 28, 2003, a putative class action lawsuit styled I.G. Holdings, Inc., et al. v. Hallwood Realty LLC, et al. (C.A. No. 20283) was filed in the Court of Chancery of the State of Delaware against the General Partner, its directors and HRP as nominal defendant by three purported unitholders of HRP. The action asserts that in allegedly refusing to consider the High River tender offer, the defendants are not acting in good faith and are deriving an improper personal benefit in impeding a potential removal of the General Partner or a sale of control of HRP, in breach of their fiduciary duties under the partnership agreement. The action further asserts that HRP’s Schedule 14D-9 issued in response to the High River tender offer fails to disclose material information relating to the General Partner’s recommendation regarding the offer. The complaint seeks as relief an order requiring the General Partner to consider the High River tender offer, an order preventing the General Partner or its affiliates from acquiring units or otherwise improperly entrenching the General Partner or impeding a transaction that would maximize value for the public unitholders, an order directing the defendants to use the Rights Plan fairly and disclose all material information in connection with the tender offer and the General Partner’s recommendations and conclusions with respect thereto, and damages. This matter was coordinated with the High River action (discussed above) for discovery and trial purposes.

On October 7-8, 2003, a trial in the two coordinated actions discussed above was held in the Delaware Court of Chancery. Subsequent to the trial, the Delaware Court of Chancery held several status conferences relating to these matters. On February 10, 2004, plaintiffs in C.A. No. 20283 moved to amend their complaint to add claims challenging the potential allocation of consideration between Hallwood and its affiliates on one hand, and the public unitholders on the other, that would result upon the sale or merger of HRP, by alleging that Hallwood and its principal shareholder have breached their fiduciary duties by demanding more than 1% of the merger consideration. On February 11, 2004, the Court granted class plaintiffs’ motion to amend their complaint to add these claims.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

10	COMMITMENTS AND CONTINGENCIES - (continued)

Other litigation -

HRP is from time to time involved in various other legal proceedings and claims which arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the resolution of these matters will not have a material adverse effect on HRP’s financial position, cash flows or operations.

Asbestos

The environmental laws of the federal government and of certain state and local governments impose liability on current property owners for the cleanup of hazardous and toxic substances discharged on such property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. HRP could be subject to additional liability in the event that it owns properties having such environmental problems. Parklane Towers, as well as certain other properties to a lesser extent, are known to contain asbestos. Removal of asbestos at HRP’s properties is not required because it is cementitious, it is not friable and because the procedures in HRP’s site environmental program Operations and Maintenance Manual are performed as required.

Rights Plan

HRP has a Unit Purchase Rights Agreement (“Rights Plan”) that provides for a distribution of one right for each unit of HRP to holders of record at the close of business as of December 10, 1990. The rights will not trade separately from the units until, and will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of HRP’s units, or if a party commences or announces an intent to commence a tender offer or exchange offer to acquire 30 percent or more of such units. Each right will entitle the holder to buy one additional unit at a price of $250. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either HRP units or shares in an “acquiring entity” at half of market value. HRP will generally be entitled to redeem the rights at $.01 per right at any time on or prior to the tenth day following the acquisition of a 15 percent or greater interest in its units. Unless and until a triggering event under the Rights Plan occurs, there is one right for each outstanding unit, the rights do not trade separately from the units, and the rights are not currently exercisable.

On March 28, 2003, HRP and EquiServe Trust Company, N.A. amended the Unit Purchase Agreement (the “Rights Agreement”), which describes the terms and conditions of the limited partner unit purchase rights (the “Rights”) that were distributed in 1990. The Rights currently trade automatically with HRP’s units representing limited partner interests, are not evidenced by separate certificates and are not exercisable until the occurrence of events specified in the Rights Agreement. The Rights Agreement was amended to extend the expiration date of the Rights Agreement to March 31, 2008, to reflect the automatic adjustment that occurred to the initial exercise price from $50 to $250 as a result of the 1-for-5 reverse unit split effected by HRP in 1995 and otherwise to update the Rights Agreement.

In connection with the announcement of an intent to conduct a tender offer, on April 29, 2003, the board of directors of the General Partner deferred the Distribution Date of the Rights (as each is defined in the Rights Agreement) until the close of business on the tenth day after the date of the filing of a tender offer statement on Schedule TO with the Securities and Exchange Commission. Such a filing was made on May 1, 2003, and the board of directors of the General Partner subsequently deferred the Distribution Date until a later date the General Partner may determine. The action of the General Partner does not foreclose its ability to, or indicate any intention not to, determine another Distribution Date, in its sole discretion, and does not alter or affect the provisions of the Rights Agreement with respect to any Distribution Date that may occur upon an Unit Acquisition Date (as defined in the Rights Agreement) or the provisions of the Rights Agreement with respect to any tender or exchange offer other than the tender offer announced on May 1, 2003.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended December 31, 2003

11	SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Set forth below is selected quarterly financial data for the years ended December 31, 2003 and 2002 (in thousands, except per unit amounts) :

			Quarter Ending

			March 31	June 30	September 30	December 31

2003
Total revenues			$17,806	$17,736	$18,855	$18,059
Property operations revenues less property operations expenses, general and administrative expenses and litigation costs	(a	)	8,279	3,805	7,609	6,121
Net income (loss)	(a	)(b)	1,400	(3,238)	394	4,250
Earnings per unit - basic
Net income (loss)	(a	)(b)	0.87	(2.01)	0.24	2.64
Earnings per unit - assuming dilution
Net income (loss)	(a	)(b)(c)	0.84	(2.01)	0.24	2.55
2002
Total revenues			$18,067	$19,153	$17,781	$18,738
Property operations revenues less property operations expenses, general and administrative expenses and litigation costs	(d	)	8,979	8,935	8,599	7,643
Net income	(d	)	2,474	1,942	1,843	672
Earnings per unit - basic
Net income	(d	)	1.54	1.21	1.15	0.42
Earnings per unit - assuming dilution
Net income	(d	)	1.49	1.17	1.11	0.40

(a)	Litigation costs were $377, $5,119, $1,173 and $1,216 in the first, second, third, and fourth quarters of 2003, respectively (see Note 10 to the Consolidated Financial Statements for more information about litigation).

(b)	The fourth quarter of 2003 includes $5,123 of proceeds from litigation (see Note 10 to the Consolidated Financial Statements for more information about litigation).

(c)	Unit options are considered antidilutive in the second quarter of 2003 and therefore are not taken into consideration in the computation of earnings per unit assuming dilution.

(d)	Litigation costs were $217, $148, $106 and $306 in the first, second, third, and fourth quarters of 2002, respectively.

HALLWOOD REALTY PARTNERS, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2003
(in thousands)

				Costs
				Capitalized
				Subsequent To	Gross Amount At Which
		Initial Cost		Acquisition	Carried At Close Of Period

			Buildings	Buildings		Buildings
			And	And		And
Description (A)	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total (B)

Airport Plaza	$705	$300	$4,013	$604	$300	$4,617	$4,917
Allfirst Building	25,000	2,100	43,772	3,205	2,100	46,977	49,077
Bellevue Corporate Plaza	14,101	7,428	17,617	2,455	7,428	20,072	27,500
Bradshaw Business Parks	11,676	5,018	15,563	5,625	5,018	21,188	26,206
Corporate Square	37,184	6,142	14,112	21,466	6,142	35,578	41,720
Executive Park	47,365	15,243	34,982	35,787	15,243	70,769	86,012
Fairlane Commerce Park	18,684	4,883	17,894	6,915	4,883	24,809	29,692
Fountain View Business Center	5,008	1,858	5,933	757	1,858	6,690	8,548
Gulley Road Industrial Park	3,775	1,227	7,022	316	1,227	7,338	8,565
Montrose Office Center	5,729	5,096	15,754	4,155	5,096	19,909	25,005
Parklane Towers	21,151	3,420	37,592	9,056	3,420	46,648	50,068
Raintree Industrial Park	9,871	1,191	18,208	1,968	1,191	20,176	21,367
Riverbank Plaza	2,301	710	1,644	1,927	710	3,571	4,281
Seattle Business Parks	7,004	4,399	7,608	3,747	4,399	11,355	15,754
Corporate office - FF&E	—	—	—	194	—	194	194

TOTAL	$209,554	$59,015	$241,714	$98,177	$59,015	$339,891	$398,906

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Depreciation	Date(s)
Description (A)	(B)(C)	Acquired

Airport Plaza	$4,278	4/30/87
Allfirst Building	32,171	6/29/84
Bellevue Corporate Plaza	7,259	6/30/88
Bradshaw Business Parks	13,784	9/24/85
Corporate Square	15,472	8/2/85 & 10/1/92
Executive Park	35,145	12/19/85
Fairlane Commerce Park	14,106	12/30/86 & 7/1/87
Fountain View Business Center	1,176	½6/00
Gulley Road Industrial Park	1,546	10/29/99
Montrose Office Center	9,932	1/8/88
Parklane Towers	32,521	12/16/84
Raintree Industrial Park	12,421	7/17/86
Riverbank Plaza	1,562	8/19/99
Seattle Business Parks	7,562	4/24/86
Corporate office - FF&E	89	various

TOTAL	$189,024

See notes to Schedule III on following page.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO SCHEDULE III
December 31, 2003
(in thousands)

(A)	Property locations are as follows:

Airport Plaza	San Diego, California
Allfirst Building	Baltimore, Maryland
Bellevue Corporate Plaza	Bellevue, Washington
Bradshaw Business Parks	Sacramento and Rancho Cordova, California
Corporate Square	Atlanta, Georgia
Executive Park	Atlanta, Georgia
Fairlane Commerce Park	Dearborn, Michigan
Fountain View Business Center	San Diego, California
Gulley Road Industrial Park	Dearborn, Michigan
Montrose Office Center	Rockville, Maryland
Parklane Towers	Dearborn, Michigan
Raintree Industrial Park	Solon, Ohio
Riverbank Plaza	San Diego, California
Seattle Business Parks	Kent and Tukwila, Washington

(B)	Reconciliation of carrying costs (in thousands):

		Accumulated
	Cost	Depreciation

Balance, January 1, 2001	$377,262	$170,870
Additions	23,073	11,674
Retirements and dispositions	(10,042)	(5,825)

Balance, December 31, 2001	390,293	176,719
Additions	8,344	12,080
Retirements	(5,128)	(5,128)

Balance, December 31, 2002	393,509	183,671
Additions	12,518	12,474
Retirements	(7,121)	(7,121)

Balance, December 31, 2003	$398,906	$189,024

(C)	Computation of depreciation:

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

It is the conclusion of the registrant’s principal executive officer and principal financial officer that the registrant’s disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are effective.

Changes in internal controls.

There were no significant changes in the registrant’s internal controls or in other factors during the registrant’s most recent fiscal year that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

HRP has no officers or directors. Realty, as general partner, performs functions generally performed by officers and directors. Realty was formed in Delaware as a corporation in January 1990 and became a limited liability company in December 1998.

Business Experience of Directors and Officers of Realty -

Anthony J. Gumbiner, 59, Chairman of the Board and Director of Realty Mr. Gumbiner has served as director and Chairman of the Board of Realty since January 1990. He has served as a director and Chairman of the Board since 1981 and Chief Executive Officer since 1984 of Hallwood. He has also served as Hallwood’s President and Chief Operating Officer since December 21, 1999. Formerly, he served as Chairman of the Board and Chief Executive Officer of Hallwood Energy Corporation and its predecessors (“HEC”) from 1987 until HEC was sold in 2001. Mr. Gumbiner is also a solicitor of the Supreme Court of Judicature of England.

William L. Guzzetti, 60, President and Director of Realty Mr. Guzzetti has been President, Chief Operating Officer and a director of Realty since January 1990. He has served as Executive-Vice President of Hallwood since October 1989 and in that capacity may devote a portion of his time to the activities of Hallwood, including the management of real estate investments, acquisitions and restructurings of entities controlled by Hallwood. He also served as President, Chief Operating Officer and a director of HEC from 1985 until HEC was sold in 2001 and in that capacity devoted a portion of his time to the activities of HEC. He is a member of The Florida Bar and the State Bar of Texas.

John G. Tuthill, 60, Executive Vice President and Secretary Mr. Tuthill has been an Executive Vice President and Secretary of Realty since January 1990. He joined Hallwood in October 1989 to head all property management functions, having previously served as President of Southmark Commercial Management since November 1986, where he was responsible for a diversified real estate portfolio of over 18,000,000 square feet.

Udo H. Walther, 56, Senior Vice President Mr. Walther has been a Senior Vice President of Realty since November 1998. Mr. Walther was a member of the Board of Directors of Realty from June 1994 to November 1998. Mr. Walther had been President and Chief Executive Officer of Walther Group, Inc., a full service design and construction consultancy, and President of Precept Builders, Inc. from 1991 to 1998. Previously, Mr. Walther was a Partner at Trammell Crow Company, Project Manager with HCB Contractors and Marketing Vice President for Researched Investments, Ltd. He was a director of Realty from June 1994 to November 1998.

Jeffrey D. Gent, 56, Vice President - Finance Mr. Gent joined Hallwood in March 1990 as the Vice President-Finance. He previously served as Vice President-Finance of Southmark Commercial Management since September 1984, where he was responsible for the financial functions of a diversified real estate portfolio of over 18,000,000 square feet.

Alan G. Crisp, 62, Director of Realty Mr. Crisp was Chairman and Chief Executive Officer of Atlantic Metropolitan Holdings (U.K.) plc from 1979 until 1988, when he joined Interallianz Bank Zurich AG. From 1988 to 1993, he was General Manager of the London Office of the Bank. Since 1994, Mr. Crisp has been a consultant for various international and British companies. He is a Fellow of the Royal Institution of Chartered Surveyors and holds a B.A. (Hons) Degree and is a Master of Literature from Oxford University. He has been a director of Realty since January 1991.

William F. Forsyth, 54, Director of Realty Mr. Forsyth has been Chairman of Kildalton & Co., an investment management consultancy based in Edinburgh, Scotland since 1992. Mr. Forsyth was recently appointed Chief Executive of the Edinburgh-based investment management company, Charlotte Square Managers. He graduated in law at Edinburgh University in 1971, and is a member of the Society of Investment Analysts in the United Kingdom. He has been a director of Realty since January 1991.

Hamilton P. Schrauff, 68, Director of Realty Mr. Schrauff, since 1997, has served as an independent consultant and interim chief financial officer for several entities, including Omega Oil Company, Inc., Calgary, Alberta; The Omni Group, Inc., Dallas, Texas; and Burns Controls, Dallas, Texas; and through Tatum CFO Partners in Dallas, Texas. Mr. Schrauff also served as a director of Hallwood Energy Corporation, a company formerly affiliated with the registrant, from June 1999 until its sale in May 2001. Mr. Schrauff is a Certified Public Accountant and Certified Financial Planner. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and the Financial Executives Institute. He has been a director of Realty since May 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - (continued)

Edward T. Story, 60, Director of Realty Mr. Story has been President and Chief Executive Officer of SOCO International, plc, an oil and gas company, since September, 1991. Prior to September 1991, he was Founder and Chairman of Thaitex Petroleum Company, Co-founder and Chief Financial Officer of Conquest Exploration Company, the Chief Financial Officer for Superior Oil Company, and Exploration and Production Controller with Exxon Corporation. He has been a director of Realty since June 1994.

Code of Ethics for Financial Officers

The Board of Directors of the General Partner has adopted a Code of Business Conduct and Ethics that applies to all employees of the General Partner, including those officers responsible for financial matters. The Code of Business Conduct and Ethics may be accessed through HRP’s website at www.hallwood.com/hrp. Any unitholder may request a printed copy by contacting the Investor Relations department at 800-225-0135. Any amendments to, or waivers, of the Code of Business Conduct and Ethics will be promptly disclosed on HRP’s website.

Audit Committee of the General Partner

The General Partner’s audit committee members are Messrs. Alan G. Crisp, William F. Forsyth, Hamilton P. Schrauff, and Edward T. Story. The Board of Directors of the General Partner has determined that each of the members of the audit committee is independent, as defined by the American Stock Exchange’s Listed Company Guide. The Board of Directors of the General Partner has determined that each of Hamilton P. Schrauff and Edward T. Story is an “audit committee financial expert,” as defined by the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the officers and directors of Hallwood Realty, LLC and persons who own more than ten percent of HRP’s units to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent owners are required by the SEC regulations to furnish HRP with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to HRP, or written representations from certain reporting persons that no forms were required of those persons, HRP believes that during the period January 1, 2003 to December 31, 2003, all officers and directors of Hallwood Realty, LLC and ten percent owners complied with applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks, Insider Participation and Compensation of Directors

Realty does not have a compensation committee and compensation decisions are made by the Board of Directors of Realty. During 2003, Messrs. Gumbiner and Guzzetti served on the Board of Directors of Realty. Mr. Gumbiner is also Chief Executive Officer of Hallwood and Realty, and a member of the Board of Directors of Hallwood, which serves as the compensation committee for Hallwood. Mr. Guzzetti is also President and Chief Operating Officer of Realty, and Executive Vice President of Hallwood.

Effective April 2003, in addition to their fee for regular service, the outside directors were paid $2,000 for each extraordinary meeting of either the Board of Directors or audit committee attended. The following table sets forth director fee payments made by HRP to the members of Realty’s Board of Directors (in thousands):

	Regular Service			Extraordinary Meetings

	2003	2002	2001	2003	2002	2001

Anthony J. Gumbiner	$—	—	—	$—	—	—
William L. Guzzetti	—	—	—	—	—	—
Alan G. Crisp	40	25	25	56	—	—
William F. Forsyth	40	25	25	52	—	—
Hamilton P. Schrauff	30	—	—	54	—	—
Edward T. Story	40	25	25	54	—	—

HRP pays certain fees to Realty in connection with its ongoing management, including an asset management fee, acquisition fees and disposition fees. Specifically, HRP pays an asset management fee equal to 1% of the net aggregate base rents of the Properties, acquisition fees equal to 1% of the purchase price of newly acquired properties, and disposition fees with respect to real estate investments, other than the properties owned at the time of HRP’s formation in 1990, equal to 10% of the amount, by which the sales price of a property exceeds the purchase price of the property.

HRP pays HCRE compensation in connection with the management of the Properties, which includes a property management fee, lease commissions and construction supervision fees. The management contracts expire June 30, 2004 and provide for basic compensation from a property management fee in an amount equal to 2.85% of cash receipts collected from the Properties’ tenants, lease commissions equal to the current commission market rate as applied to the net aggregate rent (none exceeding 6% of the net aggregate rent), and construction supervision fees for administering all construction projects equal to 5% of the total contracted costs of each capital expenditure or tenant improvement project.

HRP compensates Realty and HCRE for services provided to it and its Properties as described above and HRP reimburses Realty and HCRE, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

			Entity
			Paid or
			Reimbursed	2003	2002	2001

Asset management fee			Realty	$605	$618	$609
Acquisition fee			Realty	—	—	—
Disposition fee			Realty	—	—	120
Reimbursement of costs	(a	)	Realty	3,908	3,477	3,161
Property management fee			HCRE	1,987	2,022	2,005
Lease commissions	(b	)	HCRE	1,556	2,151	2,158
Construction fees			HCRE	698	582	1,204
Reimbursement of costs	(c	)	HCRE	3,932	3,916	3,826

(a)	These expenses are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b)	As of December 31, 2002, $567,000 of the 2002 lease commissions accrued were related to the development project at Executive Park and were paid in 2003.

(c)	These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

ITEM 11. EXECUTIVE COMPENSATION - (continued)

Cash Compensation of Executive Officers

HRP has no executive officers, however, employees of Realty, as general partner, perform all functions ordinarily performed by executive officers. The following table sets forth the compensation paid for services performed for HRP to the Chief Executive Officer and the four other executive officers. Bonuses are with respect to years presented and are usually paid in the following year.

	SUMMARY COMPENSATION TABLE

	Annual Compensation

				Other Annual
Name and Principal Position	Year	Salary (a)	Bonus	Compensation (b)

Anthony J. Gumbiner	2003	$—	$150,000	$—
Chairman of the Board and	2002	—	150,000	—
Chief Executive Officer	2001	—	150,000	—
William L. Guzzetti	2003	200,000	32,333	7,700
President and Chief	2002	200,000	32,333	—
Operating Officer	2001	200,000	32,333	—
John G. Tuthill	2003	150,360	68,265	7,700
Executive Vice President	2002	150,360	68,265	7,643
and Secretary	2001	150,360	68,265	7,895
Udo H. Walther	2003	150,000	68,250	7,700
Senior Vice President	2002	150,000	68,250	7,643
	2001	150,000	68,250	7,895
Jeffrey D. Gent	2003	133,079	20,317	7,446
Vice President - Finance	2002	129,203	20,075	6,308
	2001	120,750	19,547	6,245

(a)	Represents executive officers’ gross salary before contributions to the qualified 401(k) Tax Favored Savings Plan.

(b)	Represents employer matching contributions to the 401(k) Tax Favored Savings Plan or payments in lieu thereof made under a special bonus arrangement.

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2003, a total of 21,200 options had been exercised (17,200 in 2000 and 4,000 in 2003), none have been canceled, and 64,800 options remained exercisable. No options have been granted since 1995. The following table discloses for each of the executive officers of Realty the number of these options held by each of the executive officers and the potential realizable values for their options at December 31, 2003. None of the executive officers exercised any options during the year ended December 31, 2003 and HRP has not granted SARs.

AGGREGATED OPTION/SAR EXERCISES IN 2003
AND OPTION/SAR VALUES AT DECEMBER 31, 2003

				Value of Unexercised
		Number of Unexercised		In-the-Money
		Options at		Options at
	Units	December 31, 2003		December 31, 2003
	Acquired
Name	on Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony J. Gumbiner	0	25,800	0	$2,789,625	$0
William L. Guzzetti	0	15,000	0	1,621,875	0
John G. Tuthill	0	13,000	0	1,405,625	0
Jeffrey D. Gent	0	7,000	0	756,875	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 5, 2004 concerning the number of HRP units owned beneficially by (l) the persons who, to the knowledge of the management, beneficially owned more than 5% of the units outstanding on such date, (2) each director and (3) the present directors and executive officers of Realty as a group:

			Amount		Percent
Name and Address of			Beneficially		of
Beneficial Owner			Owned (a)		Class

HWG, LLC			330,432		20.7%
c/o The Hallwood Group Incorporated 3710 Rawlins, Suite 1500 Dallas, Texas 75219
High River Limited Partnership			235,000		14.7%
c/o Icahn Associates Corp. 767 Fifth Avenue, 47th Floor New York, NY 10153
Interstate Properties			155,200		9.7%
Park 80 West, Plaza II Saddle Brook, NJ 07662
Alan G. Crisp	(b	)	—		—
William F. Forsyth	(b	)	—		—
Anthony J. Gumbiner	(b	)	25,800	(c)	1.6	%(c)
William L. Guzzetti	(b	)	15,100	(d)	0.9	%(d)
Hamilton P. Schrauff	(b	)	—		—
Edward T. Story	(b	)	—		—
All directors and executive officers as a group (8 persons)			60,900	(e)	3.7	%(e)

(a)	Unless otherwise indicated, each of the persons named has sole voting and investment.

(b)	Represented by the following address: c/o Hallwood Realty, LLC, 3710 Rawlins, Suite 1500, Dallas, Texas, 75219.

(c)	Comprised of currently exercisable options to purchase 25,800 units.

(d)	Includes currently exercisable options to purchase 15,000 units.

(e)	Includes currently exercisable options to purchase 60,800 units.

Equity Compensation Plan Information

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of December 31, 2003, 21,200 options had been exercised (17,200 in 2000 and 4,000 in 2003), none have been canceled, and 64,800 options remained exercisable. No options have been granted since 1995.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - (continued)

The following table provides information as of December 31, 2003 about HRP’s units that may be issued upon the exercise of options granted pursuant to HRP’s 1995 Unit Option Plan, as amended to date.

	A	B	C
	Number of units to be	Weighted-average	Number of units remaining available for
	issued upon exercise of	exercise price of	future issuance under equity compensation
Plan category	outstanding options	outstanding options	plans (excluding units reflected in column A)

Equity compensation plans approved by unitholders	None	n/a	None

Equity compensation plans not approved by unitholders	64,800 (1)	$11.875	None

(1)	HRP is a partnership and, as such, does not hold meetings of its unitholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 to the Consolidated Financial Statements included in Item 8 for information covered by this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditors Fees

All services rendered by Deloitte & Touche, LLP (“D&T”), HRP’s independent auditors, are pre-approved by the audit committee of the Board of Directors of the General Partner. D&T has or is expected to provide services to HRP in the following categories and amounts (in thousands) :

	2003	2002

Audit fees (1)	$173	$158
Audit related fees (2)	25	26
Tax fees (3)	n/a	n/a
All other fees (4)	42	2

(1)	Audit Fees - These are fees for professional services performed by D&T for the audit of HRP’s annual financial statements, the review of financial statements included in HRP’s Form 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)	Audit Related Fees - These are fees for assurance and related services performed by D&T that are related to the performance of the audit or review of HRP’s financial statements. The fees paid by HRP are for supplemental reporting to certain lenders and/or tenants, as well as consulting on financial accounting or reporting standards.

(3)	Tax Fees - The review of company prepared income tax returns for HRP and its consolidated subsidiaries, tax compliance advice, tax planning, and other tax related services are not performed by D&T.

(4)	All Other Fees - These are fees for other permissible work performed by D&T that does not meet the above category descriptions. The fees paid by HRP are for real estate tax services and miscellaneous projects.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

Pre-Approval Policy

The General Partner’s audit committee pre-approval guidelines with respect to pre-approval of audit and non-audit services are summarized below.

General

The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels requires specific pre-approval by the audit committee.

Audit Services

The annual audit services engagement terms and fees are subject to the specific pre-approval of the audit committee. In addition to the annual audit services engagement specifically approved by the audit committee, the audit committee has granted general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide.

Audit-related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Partnership’s financial statements and that are traditionally performed by the independent auditor. The audit committee believes that the provision of audit-related services does not impair the independence of the auditor.

Tax Services

The audit committee believes that the independent auditor can provide tax services to HRP, such as tax compliance, tax planning and tax advice without impairing the auditor’s independence. The audit committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations. However, HRP’s independent auditor, D&T, generally does not perform income tax-related services to HRP.

All Other Services

The audit committee has granted pre-approval to those permissible non-audit services classified as “all other services” that it believes are routine and recurring services, and would not impair the independence of the auditor.

Pre-Approval Fee Levels

In order to facilitate management’s day-to-day conduct of HRP’s business, the audit committee deemed it advisable and in the best interest of HRP to permit certain routine, non-audit services without the necessity of pre-approval by the audit committee. Therefore, a pre-approval fee level of $10,000 per engagement was established by the audit committee. Any proposal for services exceeding this level requires specific pre-approval by the audit committee. Management may engage non-audit services from its independent auditor within this limit, provided however, that no such engagement would violate the SEC’s rules and regulations related to auditor independence. These non-audit service engagements are to be reported to the audit committee as promptly as practicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)	Financial Statements.

See Index contained in Item 8.

(2)	Reports on Form 8-K.

A report on Form 8-K was furnished on November 14, 2003 containing a press release, dated November 11, 2003, setting forth its third quarter 2003 results (such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act of 1933, as amended).

(3)	Exhibits.

The response to this portion is incorporated by reference as detailed in the Exhibit Index.

(4)	Financial Statement Schedules.

See Index contained in Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLWOOD REALTY PARTNERS, L.P.
	BY:	HALLWOOD REALTY, LLC General Partner

DATE: March 9, 2004	BY:	/s/ WILLIAM L. GUZZETTI

William L. Guzzetti
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the year ended December 31, 2003, has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ ANTHONY J. GUMBINER	Chairman of the Board and Director,	March 9, 2004
Hallwood Realty, LLC
Anthony J. Gumbiner	(Chief Executive Officer)

/s/ WILLIAM L. GUZZETTI	President and Director,	March 9, 2004
Hallwood Realty, LLC
William L. Guzzetti	(Chief Operating Officer)

/s/ JEFFREY D. GENT	Vice President-Finance,	March 9, 2004
Hallwood Realty, LLC
Jeffrey D. Gent	(Chief Accounting Officer)

/s/ ALAN G. CRISP	Director,	March 9, 2004
Hallwood Realty, LLC
Alan G. Crisp

/s/ WILLIAM F. FORSYTH	Director,	March 9, 2004
Hallwood Realty, LLC
William F. Forsyth

/s/ HAMILTON P. SCHRAUFF	Director,	March 9, 2004
Hallwood Realty, LLC
Hamilton P. Schrauff

/s/ EDWARD T. STORY	Director,	March 9, 2004
Hallwood Realty, LLC
Edward T. Story

HALLWOOD REALTY PARTNERS, L.P.
EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Certificate of Limited Partnership of Hallwood Realty Partners, L.P., dated January 10, 1990. (Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.)

3.2		Amended and Restated Agreement of Limited Partnership of Hallwood Realty Partners, L.P., dated June 7, 1990. (Filed as an Exhibit to Registration Statement No. 33-35621 on Form S-4 of the Partnership, filed with the Commission on June 28, 1990, as amended, on June 29, 1990 and incorporated herein by reference.)

4.1		Unit Purchase Rights Agreement, dated as of November 30, 1990, between the Partnership and The First National Bank of Boston, as Rights Agent (Filed as part of Exhibit 1 to Current Report of Form 8-K, dated November 30, 1990, and which is incorporated herein by reference - File No.1 -10643). (Incorporated by reference from exhibit 4.1 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

4.2		Amendment No. 1 to Unit Purchase Rights Agreement dated February 14, 2000 (Incorporated by reference from exhibit 4.2 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.1	*	1995 Unit Option Plan for Hallwood Realty Partners, L.P. (Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.2	*	1995 Unit Option Plan Loan Program for Hallwood Realty Partners, L.P. (Incorporated by reference as the exhibit indicated and filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

10.3		Loan Agreement between Hallwood 95, L.P. and Nomura Asset Capital Corporation. (Incorporated by reference from exhibit 2.1 filed with Current Report on Form 8-K dated September 29, 1995.)

10.4		Amended and Restated Agreement of Limited Partnership of Hallwood 95, L.P. (Incorporated by reference from exhibit 10.17 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.5		Management Agreement between Hallwood Real Estate Investors Fund XV and Hallwood Commercial Real Estate, LLC dated July 1, 1999. (Agreement is representative of each individual management agreement for real estate properties owned by Hallwood Realty Partners, L.P. Differences in the individual agreements include, but not limited to, owners’ name, property name, and legal description. Exhibit D to this item is a schedule reflecting the economic differences in leasing fee compensation.) (Incorporated by reference from exhibit 10.5 filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1999.)

10.6		Executive Incentive and Retention Program (Incorporated by reference from exhibit 10.6 filed with Quarterly Report on Form 10-Q for the quarter year ended September 30, 2003.)

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1		Certifications of the the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Constitutes a management compensation plan.