Form 10-Q
period 2004-03-31
HALLWOOD REALTY PARTNERS L P
filed 2004-05-05
CIK 865439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10643

Hallwood Realty Partners, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2313955 (I.R.S. Employer Identification Number)

3710 Rawlins Suite 1500 Dallas, Texas (Address of principal executive offices)	75219-4298 (Zip Code)

Registrant’s telephone number, including area code: (214) 528-5588

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days: Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑ No ☐

The registrant is a limited partnership and issues units representing ownership of limited partner interests.

Number of units outstanding at April 30, 2004: 1,593,948

HALLWOOD REALTY PARTNERS, L.P.

FORM 10-Q

HALLWOOD REALTY PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except unit amounts)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Real estate:
Land	$59,015	$59,015
Buildings and improvements	307,506	307,011
Tenant improvements	27,228	27,125
Construction in progress	5,619	5,755

	399,368	398,906
Accumulated depreciation and amortization	(191,036)	(189,024)

Real estate, net	208,332	209,882
Cash and cash equivalents	40,579	41,080
Accounts receivable	4,906	5,140
Receivable from affiliates, net	1,636	1,432
Escrow deposits held by lenders	11,807	11,477
Prepaid expenses and other assets	1,826	2,117
Lease commissions, net	10,880	11,037
Effective rent receivable	6,840	6,564
Loan costs, net	2,349	2,508

Total assets	$289,155	$291,237

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgages payable	$208,352	$209,554
Accounts payable and accrued expenses	8,511	10,577
Prepaid rent and security deposits	2,688	2,872

Total liabilities	219,551	223,003

Commitments and contingencies
Partners’ capital:
Limited partners - 1,593,948 units outstanding	68,336	66,910
General partner	690	676
Accumulated other comprehensive income	578	648

Total partners’ capital	69,604	68,234

Total liabilities and partners’ capital	$289,155	$291,237

See notes to condensed consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per unit amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES:
Property operations	$17,536	$16,857
Parking, construction and tenant services	1,371	949

Total revenues	18,907	17,806

EXPENSES:
Property operations	7,199	7,069
Parking, construction and tenant services	855	461
Interest	3,927	3,744
Depreciation and amortization	3,756	3,733
General and administrative	1,409	1,132
Litigation costs	477	377

Total expenses	17,623	16,516

INCOME BEFORE INTEREST INCOME	1,284	1,290
Interest income	156	110

NET INCOME	$1,440	$1,400

ALLOCATION OF NET INCOME:
Limited partners	$1,426	$1,386
General partner	14	14

Total	$1,440	$1,400

NET INCOME PER UNIT AND POTENTIAL UNIT:
Basic	$0.89	$0.87

Assuming dilution	$0.86	$0.84

WEIGHTED AVERAGE UNITS USED IN COMPUTING NET INCOME PER UNIT AND POTENTIAL UNIT:
Basic	1,594	1,592

Assuming dilution	1,653	1,648

See notes to condensed consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,440	$1,400
Amortization of deferred gain from sale of interest rate swap	(70)	(70)

Comprehensive income	$1,370	$1,330

See notes to condensed consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
For the Three Months Ended March 31, 2004
(in thousands except unit amounts)
(unaudited)

			Accumulated		Limited
			Other		Partnership
	General	Limited	Comprehensive		Units
	Partner	Partners	Income	Total	Outstanding
PARTNERS’ CAPITAL,
JANUARY 1, 2004	$676	$66,910	$648	$68,234	1,593,948
Amortization of deferred gain from sale of interest rate swap	—	—	(70)	(70)	—
Net income	14	1,426	—	1,440	—

PARTNERS’ CAPITAL,
MARCH 31, 2004	$690	$68,336	$578	$69,604	1,593,948

See notes to condensed consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$1,440	$1,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,756	3,733
Effective rent adjustments	(275)	(105)
Changes in assets and liabilities:
Accounts receivable	30	180
Lease commission payments	(503)	(490)
Escrow deposits, prepaid expenses, and other assets	121	310
Accounts payable and other liabilities	(2,320)	(1,094)

Net cash provided by operating activities	2,249	3,934

INVESTING ACTIVITIES:
Property and tenant improvements	(1,546)	(3,642)

Net cash used in investing activities	(1,546)	(3,642)

FINANCING ACTIVITIES:
Mortgage principal scheduled payments	(1,202)	(1,135)
Loan fees	(2)	(10)
Issuance of units upon exercise of options	—	48

Net cash used in financing activities	(1,204)	(1,097)

DECREASE IN CASH AND CASH EQUIVALENTS	(501)	(805)
BEGINNING CASH AND CASH EQUIVALENTS	41,080	32,363

ENDING CASH AND CASH EQUIVALENTS	$40,579	$31,558

See notes to condensed consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

1	Organization and Accounting Policies

Hallwood Realty Partners, L.P. (“HRP” or the “Partnership”), a publicly traded Delaware limited partnership, operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets. Units representing limited partnership interests are traded on the American Stock Exchange under the symbol “HRY”. As of March 31, 2004 there were 1,593,948 units outstanding.

Hallwood Realty, LLC (“Realty” or the “General Partner”), a Delaware limited liability company and indirectly wholly-owned subsidiary of The Hallwood Group Incorporated (“Hallwood”), is HRP’s general partner and is responsible for asset management of HRP and its real estate properties, including decision-making responsibility for financing, refinancing, acquiring and disposing of properties. In addition, Realty provides general operating and administrative services to HRP. Hallwood Commercial Real Estate, LLC (“HCRE”), another indirectly wholly-owned subsidiary of Hallwood, provides property management, leasing and construction supervision services for HRP’s real estate properties.

The accompanying unaudited condensed consolidated financial statements of HRP have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in HRP’s Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from these estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2	Computation of Net Income Per Unit

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

	Three Months
	Ended
	March 31,
	2004	2003
Weighted average units outstanding - basic	1,594	1,592
Potential weighted average units issued from options	65	67
Potential repurchase of units from unit option proceeds	(6)	(11)

Potential weighted average units outstanding - assuming dilution	1,653	1,648

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

3	Statements of Cash Flows

Supplemental disclosure of cash flow information -

Cash interest payments were $4,157,000 and $4,010,000 in the three months ended March 31, 2004 and 2003, respectively.

4	Transactions With Related Parties

HRP compensates Realty and HCRE for services provided to it and its real estate properties and HRP reimburses Realty and HCRE, at cost, for certain costs and expenses. In particular, since HRP does not directly employ any individuals, the compensation and other costs related to approximately 90 employees rendering services on behalf of HRP and its properties are reimbursed to Realty and HCRE by HRP. The following table sets forth such compensation and reimbursements paid by HRP (in thousands):

		Three Months
		Ended
	Entity Paid	March 31,
	or
	Reimbursed	2004	2003
Asset management fee	Realty	$153	$151
Reimbursement of costs (a)	Realty	967	828
Property management fee	HCRE	512	508
Lease commissions	HCRE	207	385
Construction fees	HCRE	338	184
Reimbursement of costs (b)	HCRE	987	945

(a)	These costs are recorded as general and administrative expenses and represent reimbursement to Realty for administrative level employee and director compensation, officer and director liability insurance, and allocated overhead costs. HRP pays its account balance with Realty on a monthly basis.

(b)	These costs are recorded as property operating expenses and represent reimbursement to HCRE for property-level employee compensation and related expenses.

As of March 31, 2004, Hallwood owes HRP $1,858,000 of unpaid litigation judgment and accrued interest related to the final outcome in the lawsuit styled Gotham Partners, L.P. v. Hallwood Realty Partners, L.P. The principal portion, or $1,781,000, of the unpaid balance bears simple interest at the statutory rate of 7% and is reflected on HRP’s balance sheet as a component of “Receivable from Affiliates, net”.

The management contracts with HCRE, which were scheduled to expire June 30, 2004, were amended in April, 2004. These contracts will now expire on the later of the closing date of the proposed merger with HRPT Properties Trust (“HRPT”) or six months from the termination of the planned merger. For more information regarding the proposed merger, see Note 7 to the condensed consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

5	Partners’ Capital

Unit Options -

In 1995, HRP issued options totaling 86,000 units to certain executives of Realty and HCRE with an exercise price of $11.875 per unit. The options were vested over a three year period ending in 1997 and they expire on February 27, 2005. As of March 31, 2004, a total of 21,200 options had been exercised (17,200 in 2000 and 4,000 in 2003), none have been canceled, and 64,800 options remained exercisable. No options have been granted since 1995. As the only options of HRP fully vested in 1997, there is no difference between the historical income and pro forma income for the periods presented herein had the expense provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” been adopted.

High River Tender Offer -

On May 1, 2003, High River Limited Partnership, an affiliate of Carl C. Icahn, announced its unsolicited tender offer for any and all of the outstanding limited partnership units of HRP at $100 per unit. In May 2003, the board of directors of Realty evaluated the offer and advised unitholders to reject the offer as inadequate. On July 29, 2003, and in a subsequent letter addressed to the board of directors of Realty, Mr. Icahn announced a purported proposal to purchase HRP in a merger transaction for an aggregate purchase price of $222 million, subject to existing debt. On August 1, 2003, at the direction of its board of directors, Realty sent a letter to Mr. Icahn stating that HRP had engaged Morgan Stanley & Co. Incorporated to initiate discussions with parties interested in participating in a transaction with HRP and stating that if Mr. Icahn were interested in participating in that process, he should contact Morgan Stanley. On August 19, 2003, High River announced an increase in the purchase price in its tender offer to $120 per unit, subject to a variety of conditions, including High River achieving ownership of 66-2/3 % of the outstanding units. Thereafter, the board of directors of Realty evaluated the revised offer and advised unitholders to reject the offer as inadequate. Prior to the tender offer, High River owned 235,000 units and as of April 21, 2004, 63,397 units had been tendered in the High River tender offer, which has been extended numerous times and currently expires May 28, 2004.

Potential Merger with HRPT Properties Trust -

On April 16, 2004, the Partnership announced that it and certain of its affiliates have entered into an Agreement and Plan of Merger with HRPT, pursuant to which the Partnership will merge with a subsidiary of HRPT. As a result of the merger, the Partnership will become a wholly-owned subsidiary of HRPT and will no longer be a publicly traded limited partnership. For more information, see Note 7 to the condensed consolidated financial statements.

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

6	Litigation

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

HALLWOOD REALTY PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

7	Subsequent Event - Merger Agreement

On April 16, 2004, the Partnership announced that it and certain of its affiliates have entered into an Agreement and Plan of Merger with HRPT, pursuant to which the Partnership will merge with a subsidiary of HRPT. As a result of the merger, the Partnership will become a wholly-owned subsidiary of HRPT and will no longer be a publicly traded limited partnership.

The merger agreement provides that each holder of limited partnership units of the Partnership will receive an amount in cash equal to approximately $137.91 per unit, subject to adjustment in certain circumstances. In addition, the price per unit to be paid in the merger, if it is completed, may be subject to withholding taxes and amounts relating to the High River and I.G. Holdings litigation discussed in Note 6 to the condensed consolidated financial statements. Completion of the merger is subject to certain conditions, including approval by the unitholders and there is no assurance that the merger will be completed.

In connection with the merger, Hallwood and its real estate subsidiaries entered into a purchase agreement, which provides that HRPT will purchase the general partner interest in the Partnership, the 330,432 units indirectly owned by Hallwood, and the interests in each of the other entities through which Hallwood holds interests in the Partnership, for an aggregate purchase price of approximately $66,800,000, subject to adjustment corresponding to any adjustments in the price being paid for the units in the merger. In addition, Hallwood and the Partnership have agreed that the agreements for the management of the Partnership’s properties by Hallwood will be terminated. In the purchase agreement, Hallwood has also agreed to vote all of the units it owns in favor of the merger.

The total cash price HRPT is paying under the merger agreement and the purchase agreement will be approximately $250,000,000, subject to the adjustment referred to above. In addition, HRPT will assume or prepay all of the Partnership’s outstanding debt.

In connection with the merger agreement, the Partnership amended its Unit Purchase Rights Agreement to provide, among other things, that the rights will not be triggered by the merger agreement or the purchase agreement.

The Partnership plans to mail a definitive proxy statement to its unitholders in the second quarter of 2004, which will contain important information about the Partnership, HRPT, the merger and related matters. The Partnership anticipates that a special meeting of unitholders will be held in the third quarter of 2004 to approve the merger agreement and the merger.

HALLWOOD REALTY PARTNERS, L.P.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

HRP operates in the commercial real estate industry. HRP’s activities include the acquisition, ownership and operation of its commercial real estate assets.

As of March 31, 2004, HRP owned 14 real estate assets, located in six states and containing 5,209,000 net rentable square feet. HRP seeks to maximize the value of its real estate by making capital and tenant improvements, by executing marketing programs to attract and retain tenants, and by controlling or reducing, where possible, operating expenses.

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

This Form 10-Q should be read in conjunction with the audited consolidated financial statements and related disclosures thereto included in HRP’s Form 10-K for the year ended December 31, 2003. There have been no changes to critical accounting policies identified and set forth in HRP’s Form 10-K for the year ended December 31, 2003.

POTENTIAL MERGER WITH HRPT PROPERTIES TRUST

On April 16, 2004, the Partnership, the General Partner and HRPT entered into an Agreement and Plan of Merger. The merger agreement provides that each holder of limited partnership units of the Partnership will receive an amount in cash equal to approximately $137.91 per unit, subject to adjustment in certain circumstances. In addition, the price per unit to be paid in the merger, if it is completed, may be subject to withholding taxes and amounts relating to the High River and I.G. Holdings litigation discussed in Note 6 to the condensed consolidated financial statements. Completion of the merger is subject to certain conditions, including approval by the unitholders and there is no assurance that the merger will be completed. The Partnership plans to mail a definitive proxy statement to its unitholders in the second quarter of 2004, which will contain important information about the Partnership, HRPT, the merger and related matters. The Partnership anticipates that a special meeting of unitholders will be held in the third quarter of 2004 to approve the merger agreement and the merger.

In connection with the merger, the Partnership will incur significant transaction costs and expenses, including legal, accounting and investment advisor fees, as well as expenses relating to the remedy of any title or survey defects that may arise. These fees and costs will be incurred even if the merger is not completed, of which there can be no assurance. In addition, if the merger agreement is terminated, the Partnership could be required to pay HRPT a termination fee of either $2,000,000 or $10,000,000, depending upon the reason for the termination. The added expense to the Partnership and the payment of a termination fee, if such a fee is required, could adversely affect the Partnership’s results of operations.

HALLWOOD REALTY PARTNERS, L.P.

RESULTS OF OPERATIONS

First Quarter of 2004 Compared to the First Quarter of 2003 -

Revenue from property operations for the first quarter of 2004 increased $679,000, or 4.0%, compared to the 2003 first quarter. The following table illustrates the components of the change, in thousands:

Rental income, net	$170
Other property income	509

Net increase	$679

Overall between periods, average rental rates increased 0.9% while average occupancy decreased from 86.0% to 84.6%. As of March 31, 2004, HRP had leases executed and in place for 86.3% of the portfolio’s net rentable square feet. The change in other property income is primarily the result of an increase in tenant expense recoveries.

Revenue from parking, construction and tenant services for the first quarter of 2004 increased $422,000, or 44.5%, primarily as a result of more construction service projects completed in the 2004 period compared to the 2003 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

Property operating expenses for the first quarter of 2004 increased $130,000, or 1.8%, compared to the same period in 2003, of which none of the variances of the components were individually significant.

Parking, construction and tenant services expense for the first quarter of 2004 increased $394,000, or 85.5%, primarily as a result of more construction service projects completed in the 2004 period compared to the 2003 period. By their nature, the demand for and size of construction service projects can vary significantly from time to time.

Interest expense for the first quarter of 2004 increased $183,000, or 4.9%, compared to the same period in 2003, primarily due to an increase in mortgage interest of $160,000 as a result of a higher average mortgage debt balance between periods. All other interest costs, which includes loan cost amortization, interest rate cap adjustments and other interest, increased $23,000.

Depreciation and amortization expense was consistent between periods and increased $23,000, or 0.6%.

General and administrative expenses for the first quarter of 2004 increased $277,000, or 24.5%, compared to the same period in 2003, primarily due to higher legal fees of $168,000, but the quarter also included increases in personnel costs, director fees and travel costs.

Litigation costs were $477,000 and $377,000 for the first quarter of 2004 and 2003, respectively, and are related to the lawsuit described in Note 6 to the condensed consolidated financial statements, a lawsuit which was finalized and concluded in December 2003, and the tender offer described in Note 5 to the condensed consolidated financial statements. For information about the prior year lawsuit, see Note 10 in HRP’s Form 10-K for the year ended December 31, 2003.

Interest income increased by $46,000, or 41.8%, as a result of increased earnings on overnight cash investments, due to a higher average cash balance for the first three months of 2004, as compared to the comparable 2003 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Sources, Cash Uses and Commitments -

HRP’s cash position decreased $501,000 during the first three months of 2004 to $40,579,000 as of March 31, 2004. The source of cash during the period was $2,249,000 of cash provided by operating activities. The uses of cash were $1,546,000 for property and tenant improvements, $1,202,000 for scheduled mortgage principal payments, and $2,000 for loan fees.

HALLWOOD REALTY PARTNERS, L.P.

LIQUIDITY AND CAPITAL RESOURCES (continued)

For the foreseeable future, HRP anticipates that mortgage principal payments, tenant and capital improvements, lease commissions and litigation costs will be funded by net cash from operations. We believe that there will be sufficient cash from operations to meet these needs because HRP had leases in place as of December 31, 2003 to provide $57,370,000 of minimum rental payments during 2004. For 2003, HRP had leases in place to provide $54,963,000 of minimum rental payments (based on leases in place as of December 31, 2002), however the actual rental payments recorded for 2003 were $60,320,000. Actual rental payment results for 2003 were greater than the minimum rental payment amount, primarily due to our ability to attract and retain tenants. For the three months ended March 31, 2004 and 2003, HRP’s actual rental payments were $15,187,000 and $15,190,000, respectively. Our ability to fund operations in the future will depend upon continued success in maintaining current occupancy levels by retaining current tenants and attracting new tenants, as well as sustaining or increasing rental rates.

The primary sources of capital to fund any future acquisitions or developments will be proceeds from the sale, financing or refinancing of one or more of our properties. For 2004, HRP estimated and budgeted tenant and capital improvements of $9,007,000 and lease commissions of $2,111,000. For the first three months of 2004, HRP incurred $1,546,000 of tenant and capital improvements and $503,000 of lease commissions of these estimates. Each quarter Realty reviews HRP’s capacity to make cash distributions. HRP has not made any cash distributions since February 1992.

Mortgage Loans -

Substantially all of the buildings in HRP’s real estate properties were encumbered and pledged as collateral by non-recourse mortgage loans aggregating $208,352,000 as of March 31, 2004. These mortgage loans have interest rates varying from 2.40% to 8.70% (with an effective average interest rate of 7.33%) and mature between 2005 and 2020. Other than Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Most of the mortgage loans require monthly principal payments with balloon payments due at maturity. Based upon loan amortizations in effect, HRP is required to pay approximately $3,108,000 of principal payments during the remainder of 2004.

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

Inflation -

Inflation did not have a significant impact on HRP during 2003 or for the three months ended March 31, 2004. Additionally, inflation is not anticipated to have a material impact on HRP for the rest of 2004.

Forward-Looking Statements -

In the interest of providing investors with certain information regarding HRP’s future plans and operations, certain statements set forth in this Form 10-Q relate to management’s future plans, objectives and expectations. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of HRP are, to the knowledge and in the judgment of the officers and directors of the General Partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Although HRP believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause HRP’s actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include the risks identified in Item 1 - Business - “Risks, Competition and Other Factors” contained in HRP’s Form 10-K for the year ended December 31, 2003.

HALLWOOD REALTY PARTNERS, L.P.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 27, 2000, HRP sold its interest rate swap agreement for $1,597,000. HRP had entered into the interest rate swap agreement in 1998 to reduce its exposure to changes in interest rates for the loan secured by the Allfirst Building. This interest rate swap agreement effectively fixed the loan’s cash interest rate at 6.78%, as opposed to the mortgage loan interest rate of LIBOR plus 1.30% (or 7.94% at the time of the swap agreement sale). The proceeds from the sale were designated for general working capital purposes. For financial reporting purposes, the proceeds are being amortized over the life of the loan as a reduction to interest expense. During 2001, as the result of the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, HRP reclassified the remaining unamortized gain from liabilities to accumulated other comprehensive income. The proceeds will continue to be amortized over the life of the Allfirst Building’s mortgage payable as a reduction to interest expense. As of March 31, 2004 and December 31, 2003, the unamortized balance, included on the balance sheet as “Accumulated other comprehensive income”, was $578,000 and $648,000, respectively.

Also on July 27, 2000 and in connection with the sale of the swap agreement, HRP purchased an interest rate cap for the Allfirst Building’s mortgage loan for $288,000, which limits HRP’s exposure to changing interest rates to a maximum of 10%. This interest rate cap, which has a notional amount of $25,000,000, has terms consistent with the Allfirst Building’s mortgage loan. Allfirst Building’s cash interest rate was 2.40% and 2.42% as of March 31, 2004 and December 31, 2003, respectively. The interest rate cap is a derivative and designated as a cash flow hedge. Hedge effectiveness is measured based on using the intrinsic value of the interest rate cap. All changes in the fair value of the cap are recorded directly to earnings. With the January 1, 2001 adoption of SFAS No. 133, HRP recorded the cumulative effect of the adoption as a reduction to income of $192,000, or the amount of the difference between the carrying value as of January 1, 2001 of $267,000 and the then estimated fair value of $75,000, all of which represented change in time value. Thereafter, on a quarterly basis, HRP has recorded changes in the estimated fair value of the cap in interest expense. As of March 31, 2004 and December 31, 2003, the estimated fair value of the interest rate cap was $6,000 and $18,000, respectively.

Other than Allfirst Building’s mortgage ($25,000,000), all mortgages have fixed interest rates. Accordingly, changes in LIBOR or the prime rate do not significantly impact the amount of interest paid by HRP. Assuming a 100 basis point, or 1%, change in LIBOR, interest paid by HRP would increase or decrease by $250,000 on an annual basis.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. It is the conclusion of the registrant’s principal executive officer and principal financial officer that the registrant’s disclosure controls (as defined in Exchange Act rules 13a-14 and 15d-14), based on their evaluation of these controls and procedures as of the end of the period covered by this report, are effective.

(b)	Changes in internal controls. There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

HALLWOOD REALTY PARTNERS, L.P.

PART II - OTHER INFORMATION

Item

1	Legal Proceedings

Reference is made to Note 6 to the condensed consolidated financial statements contained in this Form 10-Q.

2	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

3	Defaults upon Senior Securities

None.

4	Submission of Matters to a Vote of Security Holders

None.

5	Other Information

Reference is made to Notes 5 and 6 to the condensed consolidated financial statements contained in this Form 10-Q.

6	Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.7	Amended and Restated Executive Incentive and Retention Program

	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K was furnished on March 10, 2004 containing a press release, dated March 9, 2004, setting forth HRP’s results of operations for the year ended December 31, 2003.

A report on Form 8-K was furnished on April 19, 2004 containing a press release, dated April 16, 2004, announcing a merger agreement between HRP and HRPT Properties Trust (see Note 7 to the condensed consolidated financial statements).

Such press releases are not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act of 1933, as amended.

HALLWOOD REALTY PARTNERS, L.P.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLWOOD REALTY PARTNERS, L.P.

(Registrant)

		By:	HALLWOOD REALTY, LLC
General Partner

Date:	May 4, 2004	By:	/s/ JEFFREY D. GENT

Jeffrey D. Gent
Vice President - Finance
(Principal Financial and Accounting Officer)